Form 10-Q/A
period 1995-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 1995-05-08
CIK 277925

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-9208
                       ------

                       PUBLIC STORAGE PROPERTIES V, LTD.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                         95-3292068
- - ---------------------------------------                 ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                      91203
- - ----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                                 --------------

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

                                    INDEX

                                                        Page
                                                        ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 1995
  and December 31, 1994                                    2

Condensed statements of operations for the three
  months ended March 31, 1995 and 1994                     3

Condensed statement of partners' deficit for the
  three months ended March 31, 1995                        4

Condensed statements of cash flows for the
  three months ended March 31, 1995 and 1994               5

Notes to condensed financial statements                  6-7

Management's discussion and analysis of
  financial condition and results of operations          8-9

PART II.  OTHER INFORMATION                               10

                       PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                  March 31,     December 31,
                                                    1995            1994
                                                -----------     -----------
                                                (Unaudited)
                                    ASSETS
                                    ------
Cash and cash equivalents
Marketable securities of affiliate              $   711,000     $   675,000
   (cost of $4,885,000)
Rent and other receivables                        7,056,000       6,011,000
                                                     64,000          74,000

Real estate facilities:
   Buildings and equipment
   Land                                          13,921,000      13,824,000
                                                  5,077,000       5,077,000
                                                -----------     -----------
                                                 18,998,000      18,901,000
   Less accumulated depreciation
                                                 (7,753,000)     (7,593,000)
                                                -----------     -----------
                                                 11,245,000      11,308,000
                                                -----------     -----------
Other assets
                                                    401,000         422,000
                                                -----------     -----------
      Total assets
                                                $19,477,000     $18,490,000
                                                ===========     ===========

                      LIABILITIES AND PARTNERS' DEFICIT
                      ---------------------------------

Accounts payable                                $   192,000     $   396,000
Deferred revenue                                    223,000         229,000
Mortgage note payable                            23,487,000      23,609,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 44,000 units authorized,
      issued and outstanding                     (4,898,000)     (5,101,000)
   General partners' deficit                     (1,698,000)     (1,769,000)
   Unrealized gain on marketable
      securities                                  2,171,000       1,126,000
                                                -----------     -----------

   Total partners' deficit                       (4,425,000)     (5,744,000)
                                                -----------     -----------

   Total liabilities and partners' deficit      $19,477,000     $18,490,000
                                                ===========     ===========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1995          1994
                                                        ----------   ----------
REVENUES:

Rental income                                           $1,506,000   $1,438,000
Dividends and other income (including dividends
  from marketable securities of affiliate)                 100,000       72,000
                                                        ----------   ----------

                                                         1,606,000    1,510,000
                                                        ==========   ==========


COSTS AND EXPENSES:

Cost of operations                                         390,000      376,000
Management fees paid to affiliates                          90,000       87,000
Depreciation and amortization                              160,000      153,000
Administrative                                              39,000       15,000
Interest expense                                           653,000      704,000
                                                        ----------   ----------

                                                         1,332,000    1,335,000
                                                        ----------   ----------

NET INCOME                                              $  274,000   $  175,000
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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                 Unrealized
                                                                  Gain on       Total
                                     Limited        General      Marketable    Partners'
                                     Partners       Partners     Securities     Deficit
                                   ------------   ------------   ----------   ------------
Balance at December 31, 1994       $(5,101,000)   $(1,769,000)   $1,126,000   $(5,744,000)
Unrealized gain on marketable
     securities                              -              -     1,045,000     1,045,000
Net income                             271,000          3,000             -       274,000
Equity transfer                        (68,000)        68,000             -             -
                                   -----------    -----------    ----------   -----------
Balance at March 31, 1995          $(4,898,000)   $(1,698,000)   $2,171,000   $(4,425,000)
                                   ===========    ===========    ==========   ===========

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ---------------------
    THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994:

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

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

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

Item 6  Exhibits and Reports on Form 8-K.
        ---------------------------------

     (a)  The following exhibit is included herein:
          (27) Financial Data Schedule

     (b)  Form 8-K
          None



                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: May 3, 1995

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