Form 10-Q
period 1995-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1995-08-08
CIK 277925

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended June 30, 1995

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

   Commission File Number 0-9208
                          ------

                       PUBLIC STORAGE PROPERTIES V, LTD.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                California                                    95-3292068
    ----------------------------------------       -----------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                Identification Number)

          600 N. Brand Boulevard
          Glendale, California                                  91203
    ----------------------------------------       -----------------------------
    (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No  _____
                                -----

                                    INDEX

                                                            Page
                                                            ----
   PART I.   FINANCIAL INFORMATION

     Condensed balance sheets at June 30, 1995
       and December 31, 1994                                  2

     Condensed statements of operations for the three
       and six months ended June 30, 1995 and 1994            3

     Condensed statement of partners' deficit for the
       six months ended June 30, 1995                         4

     Condensed statements of cash flows for the
       six months ended June 30, 1995 and 1994                5

     Notes to condensed financial statements                6-7

     Management's discussion and analysis of
       financial condition and results of operations        8-9

   PART II.  OTHER INFORMATION                            10-11

                       PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS

                                                June 30,     December 31,
                                                  1995          1994
                                              -----------    -----------
                                              (Unaudited)
                                    ASSETS
                                    ------

Cash and cash equivalents                     $   988,000    $   675,000
Marketable securities of affiliate
 (cost of $4,885,000)                           6,847,000      6,011,000
Rent and other receivables                        108,000         74,000

Real estate facilities:
 Buildings and equipment                       14,045,000     13,824,000
 Land                                           5,077,000      5,077,000
                                              -----------    -----------
                                               19,122,000     18,901,000

 Less accumulated depreciation                 (7,923,000)    (7,593,000)
                                              -----------    -----------
                                               11,199,000     11,308,000
                                              -----------    -----------

Other assets                                      380,000        422,000
                                              -----------    -----------

  Total assets                                $19,522,000    $18,490,000
                                              ===========    ===========

                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------

Accounts payable                              $   240,000    $   396,000
Deferred revenue                                  216,000        229,000
Mortgage note payable                          23,393,000     23,609,000

Partners' deficit:
 Limited partners' deficit, $500 per
  unit, 44,000 units authorized,
  issued and outstanding                       (4,670,000)    (5,101,000)
 General partners' deficit                     (1,619,000)    (1,769,000)
 Unrealized gain on marketable
  securities                                    1,962,000      1,126,000
                                              -----------    -----------

 Total partners' deficit                       (4,327,000)    (5,744,000)
                                              -----------    -----------

 Total liabilities and partners' deficit      $19,522,000    $18,490,000
                                              ===========    ===========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                           -------------------------   -------------------------
                                              1995           1994          1995          1994
                                           -----------   -----------   -----------   -----------
REVENUES:

Rental income                               $1,528,000    $1,535,000    $3,034,000    $2,973,000
Dividends and other income
 (including dividends from marketable
  securities of affiliate)                     103,000        69,000       203,000       141,000
                                            ----------    ----------    ----------    ----------
                                             1,631,000     1,604,000     3,237,000     3,114,000
                                            ----------    ----------    ----------    ----------

COSTS AND EXPENSES:

Cost of operations                             392,000       385,000       782,000       761,000
Management fees paid to affiliates              91,000        90,000       181,000       177,000
Depreciation and amortization                  170,000       153,000       330,000       306,000
Administrative                                  20,000        14,000        59,000        29,000
Interest expense                               651,000       660,000     1,304,000     1,364,000
                                            ----------    ----------    ----------    ----------
                                             1,324,000     1,302,000     2,656,000     2,637,000
                                            ----------    ----------    ----------    ----------

NET INCOME                                  $  307,000    $  302,000    $  581,000    $  477,000
                                            ==========    ==========    ==========    ==========

Limited partners' share of net income
   ($13.07 per unit in 1995 and
   $10.73 per unit in 1994)                                             $  575,000    $  472,000
General partners' share of net income                                        6,000         5,000
                                                                        ----------    ----------

                                                                        $  581,000    $  477,000
                                                                        ==========    ==========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                 Unrealized
                                                                  Gain on        Total
                                     Limited        General      Marketable    Partners'
                                     Partners       Partners     Securities     Deficit
                                   ------------   ------------   ----------   ------------

Balance at December 31, 1994       $(5,101,000)   $(1,769,000)   $1,126,000   $(5,744,000)
Unrealized gain on marketable
  securities                                 -              -       836,000       836,000
Net income                             575,000          6,000             -       581,000
Equity transfer                       (144,000)       144,000             -             -
                                   -----------    -----------    ----------   -----------
Balance at June 30, 1995           $(4,670,000)   $(1,619,000)   $1,962,000   $(4,327,000)
                                   ===========    ===========    ==========   ===========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                               -------------------------
                                                                  1995          1994
                                                               ----------   ------------
Cash flows from operating activities:

      Net income                                               $ 581,000    $   477,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                            330,000        306,000
        (Increase) decrease in rent and other receivables        (34,000)        16,000
        Decrease in other assets                                  42,000         39,000
        Decrease in accounts payable                            (156,000)      (495,000)
        Decrease in deferred revenue                             (13,000)       (27,000)
                                                               ---------    -----------

            Total adjustments                                    169,000       (161,000)
                                                               ---------    -----------

            Net cash provided
                by operating activities                          750,000        316,000
                                                               ---------    -----------

Cash flows from investing activities:

      Insurance proceeds relating to destroyed
        real estate facility                                           -        825,000
      Purchase of marketable securities                                -     (1,129,000)
      Additions to real estate facilities                       (221,000)       (87,000)
                                                               ---------    -----------

            Net cash used in
                investing activities                            (221,000)      (391,000)
                                                               ---------    -----------

Cash flows from financing activities:


      Principal payments on mortgage note payable               (216,000)    (1,685,000)
                                                               ---------    -----------

            Net cash used in
                financing activities                            (216,000)    (1,685,000)
                                                               ---------    -----------

Net increase (decrease) in
  cash and cash equivalents                                      313,000     (1,760,000)

Cash and cash equivalents at
  the beginning of the period                                    675,000      3,152,000
                                                               ---------    -----------

Cash and cash equivalents at
  the end of the period                                        $ 988,000    $ 1,392,000
                                                               =========    ===========

Supplemental schedule of non-cash
 investing and financing activities:


   Increase in fair value of marketable
    securities                                                 $(836,000)   $(1,346,000)
                                                               ==========   ============

   Unrealized gain on marketable
    securities                                                 $ 836,000    $ 1,346,000
                                                               =========    ===========

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

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months then ended.

   3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

   4. Marketable securities at June 30, 1995 consist of 418,128 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1995, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1995, and a corresponding unrealized gain totaling $1,962,000 as a credit to Partnership equity.

   5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the six month period ended June 30, 1995, the Partnership completed environmental assessments on its properties. Those assessments indicate that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Partnership's financial position. Included in administrative expenses on the statement of operations for the six months ended June 30, 1995 is approximately $25,000 incurred in connection with the environmental assessments.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   ---------------------
       THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

       The Partnership's net income for the six months ended June 30, 1995 and 1994 was $581,000 and $477,000, respectively, representing an increase of $104,000 or 22%. Net income for the three months ended June 30, 1995 and 1994 was $307,000 and $302,000, respectively, representing an increase of $5,000 or 2%. These increases are primarily the result of increased operating results at the Partnership's mini-warehouse facilities offset by a decrease in operations at the San Francisco business park facility.

       Rental income was $3,034,000 compared to $2,973,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $61,000 or 2%. Rental income was $1,528,000 compared to $1,535,000 for the three months ended June 30, 1995 and 1994, respectively, representing a slight decrease of $7,000. The increase for the six months ended June 30, 1995 is attributable to an increase in rental rates and a slight increase in occupancy levels at the Partnership's mini-warehouse facilities. Weighted average occupancy levels at the mini-warehouse facilities were 89% and 88% for the six months ended June 30, 1995 and 1994, respectively. Rental income at the San Francisco business park facility declined by $21,000 for the six months ended June 30, 1995 compared to the same period in 1994 due to a decrease in occupancy. Weighted average occupancy levels at the business park facility were 91% and 97% for the six months ended June 30, 1995 and 1994, respectively.

       Other income increased $62,000 for the six months ended June 30, 1995 compared to the same period in 1994. Other income increased $34,000 for the three months ended June 30, 1995 compared to the same period in 1994. These increases are primarily the result of an increase in dividend income on marketable securities of affiliate. The increase is attributable to an increase in the number of shares owned in 1995 compared to the same period in 1994 and an increase in the dividend rate from $.21 to $.22 per quarter per share.

       Cost of operations (including management fees paid to affiliates) increased $25,000 to $963,000 from $938,000 for the six months ended June 30, 1995 and 1994, respectively. Cost of operations increased $8,000 to $483,000 from $475,000 for the three months ended June 30, 1995 and 1994, respectively. These increases are mainly attributable to increases in payroll, office expense and repairs and maintenance costs offset by a decrease in property tax expense.

       Administrative expenses increased $30,000 for the six months ended June 30, 1995 compared to the same period in 1994 primarily as a result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties and incurred approximately $25,000 in connection with those assessments. Those assessments indicate that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Partnership's financial position.

       Interest expense decreased $60,000 for the six months ended June 30, 1995 compared to the same period in 1994 due primarily to a lower outstanding loan balance in 1995 over 1994.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

       Cash flows from operating activities ($750,000 for the six months ended June 30, 1995) have been sufficient to meet all current obligations of the Partnership. During 1995, the Partnership anticipates approximately $311,000 of capital improvements, of which $221,000 has been incurred through June 30, 1995.

       At June 30, 1995, the Partnership held 418,128 shares of common stock (marketable securities) with a fair value totaling $6,847,000 (cost basis of $4,885,000 at June 30, 1995) in Storage Equities, Inc. ("SEI"), a real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $184,000 in dividends for the six months ended June 30, 1995 and included this in Other income on the Condensed Statements of Operations.

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



                                       DATED: August 4, 1995

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