Form 10-Q
period 1995-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1995-11-13
CIK 277925

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-9208
                       ------

                       PUBLIC STORAGE PROPERTIES V, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-3292068
----------------------------------------                ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

         600 N. Brand Boulevard
          Glendale, California                                  91203
----------------------------------------                ----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (818) 244-8080
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

                                    INDEX

                                                                 Page
                                                                 ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at September 30, 1995
    and December 31, 1994                                         2

  Condensed statements of operations for the three
    and nine months ended September 30, 1995 and 1994             3

  Condensed statement of partners' deficit for the
    nine months ended September 30, 1995                          4

  Condensed statements of cash flows for the
    nine months ended September 30, 1995 and 1994                 5

  Notes to condensed financial statements                       6-7

  Management's discussion and analysis of
    financial condition and results of operations              8-10

PART II.  OTHER INFORMATION                                   11-12

                       PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS

                                             September 30,      December 31,
                                                  1995              1994
                                             -------------      -----------
                                             (Unaudited)
            ASSETS
            ------
Cash and cash equivalents                     $ 1,453,000        $   675,000
Marketable securities of affiliate
 (cost of $4,885,000)                           7,788,000          6,011,000
Rent and other receivables                        126,000             74,000

Real estate facilities:
 Buildings and equipment                       14,105,000         13,824,000
 Land                                           5,077,000          5,077,000
                                              -----------        -----------
                                               19,182,000         18,901,000

 Less accumulated depreciation                 (8,101,000)        (7,593,000)
                                              -----------        -----------
                                               11,081,000         11,308,000
                                              -----------        -----------
Other assets                                      359,000            422,000
                                              -----------        -----------
  Total assets                                $20,807,000        $18,490,000
                                              ===========        ===========

   LIABILITIES AND PARTNERS' DEFICIT
   ---------------------------------

Accounts payable                              $   305,000      $    396,000
Deferred revenue                                  204,000           229,000
Mortgage note payable                          23,296,000        23,609,000

Partners' deficit:
 Limited partners' deficit, $500 per
  unit, 44,000 units authorized,
  issued and outstanding                       (4,382,000)       (5,101,000)
 General partners' deficit                     (1,519,000)       (1,769,000)
 Unrealized gain on marketable
  securities                                    2,903,000         1,126,000
                                              -----------       -----------
 Total partners' deficit                       (2,998,000)       (5,744,000)
                                              -----------       -----------
 Total liabilities and partners' deficit      $20,807,000       $18,490,000
                                              ===========       ===========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                    September 30,
                                           --------------------------------   ---------------------------
                                              1995              1994             1995           1994
                                           -----------   ------------------   -----------   -------------
REVENUES:
Rental income                               $1,606,000           $1,537,000    $4,640,000      $4,510,000
Dividends and other income
 (including dividends from marketable
  securities of affiliate)                     108,000              214,000       311,000         355,000
                                            ----------           ----------    ----------      ----------
                                             1,714,000            1,751,000     4,951,000       4,865,000
                                            ----------           ----------    ----------      ----------

COSTS AND EXPENSES:

Cost of  operations                            383,000              375,000     1,165,000       1,136,000
Management fees paid to affiliates              96,000              107,000       277,000         284,000
Depreciation and amortization                  178,000              156,000       508,000         462,000
Administrative                                  21,000               24,000        80,000          53,000
Interest expense                               648,000              658,000     1,952,000       2,022,000
                                            ----------           ----------    ----------      ----------
                                             1,326,000            1,320,000     3,982,000       3,957,000
                                            ----------           ----------    ----------      ----------
NET INCOME                                  $  388,000           $  431,000    $  969,000      $  908,000
                                            ==========           ==========    ==========      ==========

Limited partners' share of net income
   ($21.79 per unit in 1995 and
   $20.43 per unit in 1994)                                                    $  959,000      $  899,000
General partners' share of net income                                              10,000           9,000
                                                                               ----------      ----------
                                                                               $  969,000      $  908,000
                                                                               ==========      ==========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                 Unrealized
                                                                  Gain on        Total
                                     Limited        General      Marketable    Partners'
                                     Partners       Partners     Securities     Deficit
                                   ------------   ------------   ----------   ------------
Balance at December 31, 1994       $(5,101,000)   $(1,769,000)   $1,126,000   $(5,744,000)
Change in unrealized gain on
     marketable securities                   -              -     1,777,000     1,777,000
Net income                             959,000         10,000             -       969,000
Equity transfer                       (240,000)       240,000             -             -
                                   -----------    -----------    ----------   -----------
Balance at September 30, 1995      $(4,382,000)   $(1,519,000)   $2,903,000   $(2,998,000)
                                   -----------    -----------    ----------   -----------

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                       --------------------------
                                                          1995           1994
                                                       -----------   ------------
Cash flows from operating activities:

      Net income                                       $  969,000    $   908,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                     508,000        462,000
        Increase in rent and other receivables            (52,000)       (39,000)
        Decrease in other assets                           63,000         61,000
        Decrease in accounts payable                      (91,000)      (425,000)
        Decrease in deferred revenue                      (25,000)       (36,000)
                                                       ----------    -----------
            Total adjustments                             403,000         23,000
                                                       ----------    -----------

            Net cash provided
                by operating activities                 1,372,000        931,000
                                                       ----------    -----------

Cash flows from investing activities:

      Insurance proceeds relating to destroyed
        real estate facility                                    -        825,000
      Purchase of marketable securities                         -     (1,129,000)
      Additions to real estate facilities                (281,000)      (130,000)
                                                       ----------    -----------
            Net cash used in
                investing activities                     (281,000)      (434,000)
                                                       ----------    -----------

Cash flows from financing activities:

      Principal payments on mortgage note payable        (313,000)    (1,773,000)
                                                       ----------    -----------
            Net cash used in
                financing activities                     (313,000)    (1,773,000)
                                                       ----------    -----------

Net increase (decrease) in
  cash and cash equivalents                               778,000     (1,276,000)

Cash and cash equivalents at
  the beginning of the period                             675,000      3,152,000
                                                       ----------    -----------
Cash and cash equivalents at
  the end of the period                                $1,453,000    $ 1,876,000
                                                       ==========    ===========
Supplemental schedule of non-cash
 investing and financing activities:

   Increase in fair value of marketable
    securities                                        $(1,777,000)   $(1,200,000)
                                                      ===========    ===========
   Unrealized gain on marketable
    securities                                        $ 1,777,000    $ 1,200,000
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

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months then ended.

   3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

   4. Marketable securities at September 30, 1995 consist of 418,128 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1995, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1995, and a corresponding unrealized gain totaling $2,903,000 as a credit to Partnership equity.

   5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the six month period ended June 30, 1995, the Partnership completed environmental assessments on its properties. Those assessments indicate that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Partnership's financial position. Included in administrative expenses on the statement of operations for the nine months ended September 30, 1995 is approximately $25,000 incurred in connection with the environmental assessments.

   6. PSI, a general partner of the Partnership, and Public Storage Management, Inc. ("PSMI"), the Partnership's mini-warehouse property manager, have entered into an Agreement and Plan of Reorganization by and among PSI, PSMI and SEI, dated as of June 30, 1995, pursuant to which PSMI would be merged into SEI. Prior to the merger, substantially all of the United States real estate interests of PSI, together with Public Storage Commercial Properties Group, Inc. (the Partnership's business park property manager) and Public Storage Advisers, Inc. (SEI's investment adviser), will be combined with PSMI. Upon completion of the merger, which is scheduled to occur in November 1995, SEI would replace PSI as a general partner of the Partnership. After the merger, B. Wayne Hughes would continue as a general partner of the Partnership. The merger is subject to a number of conditions.

      In November 1995, the Management Agreement with PSMI was amended to provide that upon demand from PSMI or SEI made prior to December 15, 1995, the Partnership agrees to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   ---------------------
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

       The Partnership's net income for the nine months ended September 30, 1995 and 1994 was $969,000 and $908,000, respectively, representing an increase of $62,000 or 7%. Net income for the three months ended September 30, 1995 and 1994 was $388,000 and $431,000, respectively, representing a decrease of $43,000 or 10%. The increase for the nine months ended September 30, 1995 is primarily the result of increased operating results at the Partnership's mini-warehouse facilities offset by a decrease in operations at the San Francisco business park facility. The decrease for the three months ended September 30, 1995 is primarily due to a decrease in other income.

       Rental income was $4,640,000 compared to $4,510,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $130,000 or 3%. Rental income was $1,606,000 compared to $1,537,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $69,000 or 4%. These increases are attributable to an increase in rental rates and a slight increase in occupancy levels at the Partnership's mini-warehouse facilities. Weighted average occupancy levels at the mini-warehouse facilities were 90% and 89% for the nine months ended September 30, 1995 and 1994, respectively. Rental income at the San Francisco business park facility declined by $27,000 for the nine months ended September 30, 1995 compared to the same period in 1994 due to a decrease in occupancy. Average occupancy levels at the business park facility were 92% and 96% for the nine months ended September 30, 1995 and 1994, respectively.

       Other income decreased $44,000 for the nine months ended September 30, 1995 compared to the same period in 1994. Other income decreased $106,000 for the three months ended September 30, 1995 compared to the same period in 1994. These decreases are due to the receipt of $138,000 in the third quarter of 1994 of additional insurance proceeds relating to the Perrine, Florida property destroyed by Hurricane Andrew in August 1992 offset by an increase in dividend income on marketable securities of affiliate. The increase in dividend income is attributable to an increase in the number of shares owned in 1995 compared to the same period in 1994 and an increase in the dividend rate from $.21 to $.22 per quarter per share.

       Cost of operations (including management fees paid to affiliates) increased $22,000 to $1,442,000 from $1,420,000 for the nine months ended September 30, 1995 and 1994, respectively. This increase is mainly attributable to increases in payroll and repairs and maintenance costs offset by a decrease in property tax expense. Cost of operations remained stable for the three months ended September 30, 1995 compared to the same period in 1994.

       Administrative expenses increased $27,000 for the nine months ended September 30, 1995 compared to the same period in 1994 primarily as a result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties and incurred approximately $25,000 in connection with those assessments. Those assessments indicate that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Partnership's financial position.

       Interest expense decreased $70,000 for the nine months ended September 30, 1995 compared to the same period in 1994 due primarily to a lower outstanding loan balance in 1995 over 1994.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

       Cash flows from operating activities ($1,372,000 for the nine months ended September 30, 1995) have been sufficient to meet all current obligations of the Partnership. During 1995, the Partnership anticipates approximately $311,000 of capital improvements, of which $281,000 has been incurred through September 30, 1995.

       At September 30, 1995, the Partnership held 418,128 shares of common stock (marketable securities) with a fair value totaling $7,788,000 (cost basis of $4,885,000 at September 30, 1995) in Storage Equities, Inc. ("SEI"), a real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $276,000 in dividends for the nine months ended September 30, 1995 and included this in Other income on the Condensed Statements of Operations. As of September 30, 1995, SEI's stock price per share has increased $6.95 over the Partnership's cost resulting in a $2,903,000 increase in the aggregate value of the securities.

       In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to make principal payments that commenced in 1991 and to increase cash reserves in subsequent years through 1999, at which time the remaining principal balance is due.

                          PART II.  OTHER INFORMATION


  Items 1 through 5 are inapplicable.

  Item 6  Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  The following exhibits are included herein:
               (10) Amendment to Management Agreement among Public Storage
                    Management, Inc., Storage Equities, Inc. and the Partnership, dated as of November 13, 1995.

               (27) Financial Data Schedule

          (b)  Form 8-K
               None

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: November 13, 1995

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