Form 10-K
period 1995-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 1996-03-27
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from            to
                              -----------    --------

Commission File Number 0-9208

                      PUBLIC STORAGE PROPERTIES V, LTD.
                      ---------------------------------
             (Exact name of registrant as specified in its charter)

          California                                       95-3292068
-------------------------------                   -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                  91201-5050
-------------------------------                   -----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No
                                     -- ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to the form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE



                                      NONE

                                     PART I

ITEM 1.   BUSINESS.
          --------
General
-------
     Public Storage Properties V, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in May, 1978. The Partnership raised $22,000,000 in gross proceeds by selling 44,000 units of limited partnership interests ("Units") in an interstate offering which commenced in March, 1979 and completed in October, 1979. The Partnership was formed to engage in the business of developing and operating self-storage facilities offering storage space for personal and business use (the "mini-warehouses").

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. (which was one of the Partnership's general partners) ("Old PSI") and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust organized as a California corporation. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family') are the major shareholders of PSI.

     The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the operation or conduct of its business and affairs.

     The Partnership's objectives are to (i) maximize the potential for appreciation in value of the Partnership's properties and (ii) generate sufficient cash flow from operations to pay all expenses, including the payment of interest to Noteholders. All of the properties were financed in 1989.

     The term of the Partnership is until all properties have been sold and, in any event, not later than December 31, 2038.

Investments in Facilities
-------------------------
     At December 31, 1995, the Partnership owned 15 properties including one business park. Nine of the properties are located in California, three in Florida and three in Georgia. One of the mini-warehouses, the Miami/Perrine, Florida facility, was destroyed by Hurricane Andrew in August 1992, and will not be reconstructed (see Item 2 below). One property, located in California, was sold in May 1982.

     The  Partnership  believes that its operating  results have  benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased since 1988 while consumer demand has increased. In addition, in recent years consolidation has occurred in the fragmented mini-warehouse industry.

Mini-warehouse Properties
-------------------------
     Mini-warehouses are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Partnership experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

     The Partnership's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its mini-warehouses to other uses.

Commercial Property
-------------------
     The Partnership owns one commercial property, a business park located in San Francisco, California.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

- Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. In the past eight years, in excess of $56 million has been expended promoting the "Public Storage" name. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI believes that it is the only mini-warehouse operator regularly using television advertising in several major markets around the country, and its in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, PSI offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

- Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 89% in 1994 to 90% in 1995. Realized monthly rents per occupied square foot increased from $.74 in 1994 to $.76 in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

- Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

- Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 107 district managers, 14 regional managers and three divisional managers (with an average of 12 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 11 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operators."

Property Operators
------------------
     The Partnership's mini-warehouse properties are managed by PSI (as successor-in-interest to PSMI) and the Partnership's commercial property is managed by Public Storage Commercial Properties Group, Inc. ("PSCP") under Management Agreements (as amended, the "Management Agreements", which term shall include the Amended Management Agreements dated as of February 21, 1995). PSI has a 95% economic interest and the Hughes Family has a 5% economic interest in PSCP.

     Under the supervision of the Partnership, PSI and PSCP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and PSCP engage, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, real estate investment trusts or other entities owning facilities operated by PSI and PSCP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and PSCP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI and PSCP have developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI and PSCP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the respective Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs (and PSCP has granted the Partnership a non-exclusive license to use a PSI service mark and related signs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Partnership would no longer have the right to use the service marks and related designs except as described below. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     Each Management Agreement provides that the Management Agreement may be terminated without cause upon 60 days' written notice by the Partnership and upon seven years' written notice by PSI or PSCP, as the case may be. Each Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Partnership, the Partnership retains the right to use the service marks and related designs until a date seven years after such termination.

Competition
-----------
     Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI, and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------
     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------
     There are 48 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel.



ITEM 2.   PROPERTIES.
          ----------
     The following table sets forth information as of December 31, 1995 about properties owned by the Partnership:

                                                         Net               Number              Date
                                     Size of           Rentable              of                 of              Completion
            Location                 Parcel              Area              Spaces            Purchase              Date
            --------                 ------              ----              ------            --------              ----

CALIFORNIA
Belmont                           2.74 acres          46,000 sq. ft         441           May 14, 1979         Dec. 1979

Carson                            2.30 acres          43,000 sq. ft         390           Oct. 9, 1979        Jan. 1980
   Carson Street

   Palmdale                       3.48 acres          56,000 sq. ft.        461          July 31, 1979        Jan. 1980

Pasadena
   Fair Oaks                      2.17 acres          72,000 sq. ft         816          Aug. 24, 1979         Mar. 1980

Sacramento
   Carmichael                     3.12 acres          45,000 sq. ft         456           Dec. 7, 1979         July 1980

Sacramento (2)
   Florin                         3.99 acres          71,000 sq. ft         599          Mar. 30, 1979         June 1980

San Jose Capitol Quimby          2.24 acres           36,000 sq. ft.        331          Nov. 21, 1979         July 1980

San Jose
   Felipe                        1.60 acres           52,000 sq. ft.        453           Oct. 9, 1979         Dec. 1980

So. San Francisco
   Spruce (3)                    3.03 acres           60,000 sq. ft.        389          June 27, 1979         Nov. 1980

FLORIDA
Miami
   Perrine (1)                   4.28 acres                -                  0           May 31, 1979         Jan. 1980

Miami
   27th Ave.                     3.07 acres           62,000 sq. ft.        616          Oct. 11, 1979          May 1980

Miami
   29th                          1.82 acres           35,000 sq. ft.        318            May 1, 1979         Oct. 1979

GEORGIA
Atlanta
   Montreal Road                 3.14 acres           57,000 sq. ft.        479           July 9, 1979         June 1980

Atlanta
   Mountain Industrial Blvd.     3.10 acres           51,000 sq. ft.        470          Oct. 30, 1979        Sept. 1980

Marietta-
   Cobb Parkway                  3.61 acres           68,000 sq. ft.        612          Apr. 20, 1979         Oct. 1979



(1) In August 1992, the facility's mini-warehouse buildings were destroyed by Hurricane Andrew. The General Partners have decided that it would be more beneficial to the Partnership, given the condition of the market area of the facility, to cease operations and not to reconstruct the facility. The General Partners are attempting to sell the land.
(2) The project's net rentable area contains office space or a combination of office and light industrial space.
(3)  Business Park.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $27,000 for known environmental remediation requirements.

     The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in Item 14(a).

ITEM 3.   LEGAL PROCEEDINGS.
          ------------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ------------------------------------------------------------------

     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

     In addition, Dean Witter Reynolds Inc., the dealer-manager for the Partnership's initial offering of Units, has certain information with regard to sale transactions in the Units.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1995, there were approximately 1,626 record holders of Units.

     In April 1995, Old PSI completed a cash tender offer, in which Old PSI acquired 17,137 Units of the 44,000 outstanding limited Partnership Units in the Partnership at $250 per Unit (following acceptance of the Units in the tender offer by Old PSI, Old PSI transferred to Hughes 4,852 Units). As a result of the PSMI merger, PSI owns all of the Units that were owned by Old PSI, and PSI has an option to acquire all of the Units owned by Hughes. As of February 29, 1996, PSI and Hughes owned an aggregate of 21,035 Units (47.8% of the Units).

     Distributions to the general and limited partners of all "Cash Available for Distribution" have been made quarterly. Cash Available for Distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partner) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal repayments that commenced in 1991 and will continue through 1999, at which time the entire remaining principal balance will be payable.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

For the Year
Ended December 31,                    1995                1994                1993                 1992                1991
------------------                    ----                ----                ----                 ----                ----
Revenues                            $6,746,000          $6,438,000          $6,099,000           $5,999,000          $5,716,000



Depreciation and
   amortization                        688,000             618,000             593,000              609,000             587,000


Interest expense                     2,598,000           2,677,000           2,836,000            2,870,000           2,898,000

Income before
   gain relating
   to destroyed
   real estate
   facility                          1,426,000           1,189,000             775,000              543,000             218,000

Net income (1)                       1,426,000           1,189,000           2,144,000              543,000             218,000


   Limited
     partners'
     share                           1,412,000           1,777,000           2,123,000              538,000             180,000

   General
     partners'
     share                              14,000              12,000              21,000                5,000              38,000

   Limited partners'
         per unit data (2)


Net income (1)                          32.09               26.75               48.25                12.23                4.09


Cash distributions                           -                   -                   -                   -                2.45

-----------------------------------------------------------------------------------------------------------------------------------
As of December 31,
-----------------------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents           $1,156,000            $675,000          $3,152,000           $2,626,000          $1,941,000

Total assets                       $21,137,000         $18,490,000         $18,211,000          $16,179,000         $15,966,000

Mortgage note payable              $23,196,000         $23,609,000         $25,441,000          $25,798,000         $26,069,000

(1) Net income for 1993 includes a gain relating to a destroyed real estate facility totaling $1,369,000 ($30.81 per Unit).
(2) Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------------------------

Results of Operations
---------------------
YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income was $1,426,000 in 1995 compared to $1,189,000 in 1994, representing an increase of $237,000. The increase was primarily attributable to an increase in property net operating income at the Partnership's mini-warehouse facilities combined with decreased interest expense and partially offset by environmental costs incurred on the Partnership's facilities in 1995 (see discussion below).

     During 1995, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $3,586,000 in 1995 compared to $3,515,000 in 1994, representing an increase of $71,000 or 2%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities partially offset by a decrease in rental income at the San Francisco business park facility and an increase in cost of operations and depreciation expense.

     Rental  income was  $6,210,000  in 1995  compared  to  $6,012,000  in 1994, representing an increase of $198,000 or 3%. The increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. Rental income at the San Francisco business park facility declined by $31,000 due to a 4 point decrease in occupancy. The weighted average occupancy levels for the mini-warehouse and business park facilities were 90% and 91%, respectively, in 1995 compared to 89% and 95%, respectively, in 1994. The monthly realized rent per occupied square foot for the mini-warehouse and business park facilities averaged $.76 and $1.04, respectively, in 1995 compared to $.74 and $1.10, respectively, in 1994.

     Other income increased $14,000 in 1995 compared to 1994. Other income includes business interruption insurance proceeds (net of certain costs and expenses of maintaining the Miami facility, discussed below in the results of operations for the year ended December 31, 1994), relating to the disposed facility, of $109,000 and $87,000 in 1995 and 1994, respectively.

     Dividend income from marketable securities of affiliate increased $96,000 in 1995 compared to 1994. This increase was mainly attributable to an increase in the number of shares owned in 1995 compared to 1994 and an increase in the dividend rate from $.21 to $.22 per quarter per share.

     Cost of operations (including management fees paid to affiliates) increased $57,000 or 3% to $1,936,000 in 1995 from $1,879,000 in 1994. This increase was primarily attributable to increases in payroll and repairs and maintenance offset by a decrease in property tax expense.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $27,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Interest   expense  was   $2,598,000  and  $2,677,000  in  1995  and  1994,
respectively, representing a decrease of $79,000 or 3%. The decrease was primarily a result of a lower outstanding loan balance in 1995 compared to 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993:

     The Partnership's net income for 1994 was $1,189,000 compared to $2,144,000 in 1993, representing a decrease of $955,000. The 1993 net income includes a gain relating to a destroyed mini-warehouse facility, totaling $1,369,000, accordingly, income before the gain increased by $414,000 or 53% in 1994 compared to 1993. The increase was primarily due to an increase in property net operating income at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     In August 1992, the buildings at a mini-warehouse facility located in Miami, Florida (Miami/Perrine) were completely destroyed by Hurricane Andrew. The facility was adequately insured with respect to business interruption and reconstruction of the facility. The General Partners and insurers reached a settlement whereby the Partnership would receive net insurance proceeds of approximately $2,881,000. The General Partners determined that it would be more beneficial to the Partnership, given the condition of the market area, to cease operations at this location and therefore decided not to reconstruct the buildings. Therefore, after allowing for demolition and clean up costs of $212,000 and an amount specified for business interruption insurance, the Partnership reduced (i) real estate facilities by $661,000, the net book value of the destroyed buildings, and (ii) other related net assets and liabilities of $7,000, and (iii) recognized a gain of $1,369,000 for the year ended December 31, 1993.

     Property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $3,515,000 in 1994 and $3,350,000 in 1993, representing an increase of $165,000 or 5%. The increase was primarily due to an increase in rental income at the Partnership's facilities offset by an increase in cost of operations and depreciation expense.

     Rental income was $6,012,000 in 1994 compared to $5,770,000 in 1993, representing an increase of $242,000 or 4%. This increase was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels for the mini-warehouse and business park facilities remained stable at 89% and 95%, respectively, for 1994 and 1993. The average monthly realized rent per occupied square foot for the mini-warehouse and business park facilities was $.74 and $1.10, respectively, in 1994 compared to $.71 and $1.01 respectively, in 1993.

     Cost of operations (including management fees paid to affiliates) was $1,879,000 in 1994 and $1,827,000 in 1993, respectively, representing an increase of $52,000 or 3%. The increase was primarily the result of increases in repairs and maintenance and payroll expense, partially offset by a decrease in advertising expense.

     Other income includes business interruption insurance proceeds (net of certain costs and expenses of maintaining the property), relating to the disposed facility, of $87,000 and $166,000 for 1994 and 1993, respectively.

     Dividend income from marketable securities of affiliate increased $146,000 in 1994 compared to 1993. This increase was mainly attributable to an increase in the number of shares owned in 1994 compared to 1993.

     Interest   expense  was   $2,677,000  and  $2,836,000  in  1994  and  1993,
respectively, representing a decrease of $159,000 or 6%. The decrease was primarily a result of a lower outstanding loan balance in 1994 compared to 1993 due to the prepayment of $1,530,000 of principal in February 1994 on the loan.

Liquidity and Capital Resources
-------------------------------
     Cash flows from operating activities ($1,626,000 for the year ended December 31, 1995) have been sufficient to meet all current obligations of the Partnership. During 1996, the Partnership anticipates approximately $464,000 of capital improvements. During 1995, the Partnership's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities operated by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $60,000 for such enhancements.


     At December 31, 1995, the Partnership held 440,584 (including the November 1995 purchase) shares of common stock (marketable securities) with a fair value totaling $8,371,000 (cost of $5,283,000 at December 31, 1995) in Public Storage, Inc. (PSI). In November 1995, the Partnership purchased an additional 22,456 shares of PSI common stock at a cost of $398,000. The Partnership recognized $373,000 in dividends during 1995.


     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $229,000.

     The aggregate amount of distributions paid to the Limited and General Partners each year since inception of the Partnership were as follows:


           1979                                        $  338,000
           1980                                         1,281,000
           1981                                         1,449,000
           1982                                         4,455,000
           1983                                         2,737,000
           1984                                         3,187,000
           1985                                         3,868,000
           1986                                         4,046,000
           1987                                         3,506,000
           1988                                         3,211,000
           1989                                        26,253,000
           1990                                           438,000
           1991                                           146,000
           1992                                                 -
           1993                                                 -
           1994                                                 -
           1995                                                 -

     Quarterly distributions were reduced in 1990, and discontinued in 1991, to enable the Partnership to increase its cash reserves for principal payments that commenced in 1991, and are scheduled to increase in subsequent years through 1999, at which time the remaining principal balance is payable.

     During the third quarter of 1987, the limited partners recovered all of their initial investment thereby increasing the General Partners' share of cash distributions from 8% to 25% (see Item 13).

     During  1989,  the  Partnership  financed  all  of  its  properties  with a
$26,250,000  loan  with  fixed  interest  of  10.75%  per  annum.   Proceeds  of
$24,356,000 were distributed to the partners in June 1989 and are included in the 1989 distribution. In February 1994, the Partnership made a prepayment of principal totaling $1,530,000 on this note. As a result of the pre-payment, the monthly payment of principal and interest has been reduced from $257,000 to $242,000. At December 31, 1995, the outstanding balance of the mortgage note was $23,196,000, which matures on June 1, 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------

     The Partnership has no directors or executive officers.

     The Partnership's general partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                            Positions with PSI
-------------------------  ----------------------------------------------------
B. Wayne Hughes            Chairman of the Board and Chief Executive Officer
Harvey Lenkin              President and Director
Ronald L. Havner, Jr.      Senior Vice President and Chief Financial Officer
Hugh W. Horne              Senior Vice President
Obren B. Gerich            Senior Vice President
Marvin M. Lotz             Senior Vice President
Mary Jayne Howard          Senior Vice President
David Goldberg             Senior Vice President
John Reyes                 Vice President and Controller
Sarah Hass                 Vice President and Secretary
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Uri P. Harkham             Director
Berry Holmes               Director


     B. Wayne Hughes, age 62, a general partner of the Partnership, has been a director of PSI since its organization in 1980, and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been a director of
Storage Properties, Inc. ("SPI"), a real estate investment trust whose investment adviser is PSI, since 1989. Since 1990, Mr. Hughes has been Chairman of the Board of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts organized by affiliates of PSMI. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 59, became President and a director of PSI in November 1991. He has been President of the Public Storage Properties REITs since 1990. He was President of PSMI from January 1978 until September 1988, when he became Chairman of the Board of PSMI, and assumed overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI.

     Ronald L. Havner, Jr., age 38, a certified public accountant, became an officer of PSI in 1990, Chief Financial Officer in November 1991, and Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1986 to 1995, and Chief Financial Officer of PSMI and its affiliates from 1991 to November 1995. Mr. Havner has been an officer of SPI since 1989, and Chief Financial Officer of SPI since November 1991. He has been a Vice President of the Public Storage Properties REITs since 1990, and was Controller from 1990 to November 1995 when he became Chief Financial Officer.

     Hugh W. Horne, age 51, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992, and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. He is responsible for managing all aspects of property acquisition for PSI. Mr. Horne has been a Vice President of SPI since 1989, and of the Public Storage Properties REITs since 1993.

     Obren B. Gerich, age 56, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980, and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. Mr. Gerich has been Vice President and Secretary of SPI since 1989, and was Chief Financial Officer of SPI until November 1991. He has been Vice President and Secretary of the Public Storage Properties REITs since 1990, and was Chief Financial Officer until November 1995.

     Marvin M. Lotz, age 53, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     Mary  Jayne  Howard,  age 50,  has had  overall  responsibility  for Public
Storage's commercial property operations since December 1985. She became a Senior Vice President of PSI in November 1995.

     David Goldberg, age 46, joined PSMI's legal staff in June 1991, rendering services on behalf of the Company and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     John Reyes, age 35, a certified public accountant, joined PSMI in 1990, and has been the Controller of PSI since 1992. He became a Vice President of PSI in November 1995. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Sarah Hass, age 40, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 55, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization. He is a member of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 60, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI, and which secures a note owned by PSI.. Mr. Angeloff has been a director of PSI since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp. and SPI.

     William C. Baker, age 62, became a director of PSI in November 1991. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company and Callaway Golf Company.

     Uri P. Harkham, age 47, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

     Berry Holmes, age 65, is a private investor. Mr. Holmes has been a director of PSI since its organization. He was President and a director of Financial Corporation of Santa Barbara and Santa Barbara Savings and Loan Association through 1983 and was a consultant with Santa Barbara Savings and Loan Association during 1984. Mr. Holmes is a director of SPI.

     Pursuant to Articles 16 and 17 of the Partnership's Amended Certificate and Agreement of Limited Partnership, a copy of which is included in the
Partnership's Registration Statement File No. 2-63247, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

     Each director of PSI serves until he resigns or is removed from office by the shareholders of PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed at any time with or without cause.

     There  have  been  no  events  under  any   bankruptcy   act,  no  criminal
proceedings, and no judgments or injunctions material to the evaluation of the ability of any director or executive officer of PSI during the past five years.

     Based on a review of the reports filed under Section 16 (a) of the Securities and Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1995, Old PSI (a former General Partner and owner of more than 10% of the Units) and Hughes (a General Partner and owner of more than 10% of the Units) each filed one report on Form 4 which disclosed (in addition to transactions that were timely reported) two transactions that were not timely reported.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     (a) At February 29, 1996, the following persons beneficially owned more than 5% of the Units:


         Title                        Name and Address                 Amount of Beneficial              Percent
        of Class                    of Beneficial Owner                     Ownership                   of Class
        --------                    -------------------                     ---------                   --------


Units of Limited          Public Storage, Inc.                           21,035 Units (1)                 47.8%
Partnership Interest      600 North Brand Blvd.
                          Glendale, California 91203


Units of Limited          B. Wayne Hughes                                4,852 Units (2)                  11.0%
Partnership Interest      600 North Brand Blvd.
                          Glendale, California 91203

(1) Includes (i) 16,183 Units owned by PSI as to which PSI has sole voting and dispositive power and (ii) 4,852 Units which PSI has an option to acquire (together with other securities) from B. Wayne Hughes as trustee of the B.
     W. Hughes Living Trust and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

(2) Units owned by B. Wayne Hughes as trustee of the B. W. Hughes Living Trust as to which Mr. Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units (see footnote 1 above).

     (b) The Partnership has no officers and directors. The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 27 Units (0.06% of the Units). The directors and executive officers of PSI (including Hughes), as a group (15 persons), own an aggregate of 4,904 Units, representing 11.1% of the Units (including the 4,852 Units beneficially owned by Hughes as set forth above).

     (c) The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for articles 16, 17 and 21.1 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement File No. 2-63247. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. The partners received distributions equal to their capital contributions in 1987. The Partnership has not made any distributions since the third quarter of 1991.

     The Partnership has Management Agreements with PSI (as successor-in-interest to PSMI) and PSCP. Under the Management Agreements, the Partnership pays PSI (and previously paid PSMI) a fee of 6% of the gross revenues of the mini-warehouse spaces and pays PSCP 5% of the gross revenue of the commercial property, respectively, operated for the Partnership. During 1995, the Partnership paid or accrued fees of $317,000 to PSMI, $45,000 to PSI and $9,000 to PSCP pursuant to the Management Agreements with respect to 1995 management fees (i.e., exclusive of the prepayment described below).

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $229,000.

     In November 1995, the Partnership purchased 22,456 shares of common stock of PSI from affiliated partnerships for a purchase price of $398,000 (the purchase price per share was equal to the closing price of the PSI common stock on the New York Stock Exchange on the last trading day prior to the sale).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------


          (a)  List of Documents filed as part of the Report.

               1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

               2.   Financial  Statement  Schedules.   See  Index  to  Financial
                    Statements and Financial Statement Schedule.

               3.   Exhibits: See Exhibit Index contained herein.

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1995.

          (c)  Exhibits: See Exhibit Index contained herein.

                        PUBLIC STORAGE PROPERTIES V, LTD.

                                  EXHIBIT INDEX
                                  (Item 14 (c))


3.1 Amended Certificate and Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as Exhibit A to the Registrant's Prospectus included in Registration Statement No. 2-63247 and incorporated herein by references.

10.1 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to Storage Equities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to Storage Equities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

27        Financial Data Schedule. Filed herewith.

                                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PUBLIC STORAGE PROPERTIES V, LTD.,
                                    a California Limited Partnership

Dated:  March 26, 1996              By: Public Storage, Inc., General Partner

                                    By:  /s/ B Wayne Hughes
                                        ---------------------------------
                                        B. Wayne Hughes, Chairman of the Board

                                    By:  /s/ B Wayne Hughes
                                        ---------------------------------
                                    B. Wayne Hughes, General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

      Signature                       Capacity                                  Date
---------------------     ----------------------------------------------  -----------------


/s/B. Wayne Hughes       Chairman of the Board and                         March 26, 1996
--------------------     Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes          (principal executive officer)


/s/Harvey Lenkin         President and Director                            March 26, 1996
--------------------     of Public Storage, Inc.
Harvey Lenkin


/s/Ronald L. Havner, Jr. Senior Vice President and Chief Financial         March 26, 1996
--------------------     Officer of Public Storage, Inc.
Ronald L. Havner, Jr.    (principal financial officer)


/s/John Reyes            Vice President and Controller of Public           March 26, 1996
--------------------     Storage, Inc. (principal accounting officer)
John Reyes


/s/Robert J. Abernethy   Director of Public Storage, Inc.                  March 26,  1996
--------------------
Robert J. Abernethy


/s/Dann V. Angeloff      Director of Public Storage, Inc.                  March 26,  1996
--------------------
Dann V. Angeloff


/s/William C. Baker      Director of Public Storage, Inc.                  March 26,  1996
--------------------
William C. Baker



/s/Uri P. Harkham        Director of Public Storage, Inc.                  March 26,  1996
--------------------
Uri P. Harkham



/s/Berry Holmes          Director of Public Storage, Inc.                  March 26,  1996
--------------------
Berry Holmes

                        PUBLIC STORAGE PROPERTIES V, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))



                                                                   Page
                                                                References
                                                                ----------

Report of Independent Auditors...................................   F-1


Financial Statements and Schedule:


Balance Sheets as of December 31, 1995 and 1994..................    F-2

For each of the three years in the period ended
    December 31, 1995:

    Statements of Income.........................................    F-3

    Statements of Partners' Deficit..............................    F-4

    Statements of Cash Flows .................................... F-5 - F-6


Notes to Financial Statements.................................... F-7 - F-9


Schedule for the years ended December 31, 1995, 1994 and 1993:

    III - Real Estate and Accumulated Depreciation..............  F-10 - F-11

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
Public Storage Properties V, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. as of December 31, 1995 and 1994, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            ERNST & YOUNG  LLP


February 27, 1996
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 1995 and 1994



                                                                                     1995                   1994
                                                                                  -----------          -----------
                                     ASSETS
                                     ------
Cash and cash equivalents                                                          $1,156,000           $  675,000
Marketable securities of affiliate
     (cost of $5,283,000 in 1995 and
     $4,885,000 in 1994) (Note 2)                                                   8,371,000            6,011,000
Rent and other receivables                                                             85,000               74,000

Real estate facilities:
   Buildings and equipment                                                         14,158,000           13,824,000
   Land (including land held for sale of $593,000)                                  5,077,000            5,077,000
                                                                                  -----------          -----------
                                                                                   19,235,000           18,901,000

Less accumulated depreciation                                                      (8,281,000)          (7,593,000)
                                                                                  -----------          -----------
                                                                                   10,954,000           11,308,000
                                                                                  -----------          -----------

Other assets                                                                          571,000              422,000
                                                                                  -----------          -----------

Total assets                                                                      $21,137,000          $18,490,000
                                                                                  ===========          ===========

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                 $    101,000         $    396,000
Deferred revenue                                                                      196,000              229,000
Mortgage note payable                                                              23,196,000           23,609,000

Partners' deficit:

     Limited partners' deficit, $500 per
       unit, 44,000 units authorized, issued and outstanding                       (4,042,000)          (5,101,000)
     General partners' deficit                                                     (1,402,000)          (1,769,000)
     Unrealized gain on marketable securities (Note 2)                              3,088,000            1,126,000
                                                                                  -----------          -----------

     Total partners' deficit                                                       (2,356,000)          (5,744,000)
                                                                                  -----------          -----------

     Total liabilities and partners' deficit                                      $21,137,000          $18,490,000
                                                                                  ===========          ===========

                        PUBLIC STORAGE PROPERTIES V, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1995, 1994, and 1993

                                                                    1995                  1994                  1993
                                                                 ----------            ----------           ----------
REVENUES:
Rental income                                                    $6,210,000            $6,012,000           $5,770,000
Dividends from marketable securities of affiliate                   373,000               277,000              131,000
Other income                                                        163,000               149,000              198,000
                                                                 ----------            ----------           ----------

                                                                  6,746,000             6,438,000            6,099,000
COSTS AND EXPENSES:

Cost of operations                                                1,565,000             1,507,000            1,482,000
Management fees paid to affiliates                                  371,000               372,000              345,000
Depreciation and amortization                                       688,000               618,000              593,000
Administrative                                                       71,000                75,000               68,000
Environmental cost                                                   27,000                     -                    -
Interest expense                                                  2,598,000             2,677,000            2,836,000
                                                                 ----------            ----------           ----------

                                                                  5,320,000             5,249,000            5,324,000
Income before gain relating
   to destroyed real estate facility                              1,426,000             1,189,000              775,000

Gain relating to destroyed real estate facility                           -                     -            1,369,000
                                                                 ----------            ----------           ----------

NET INCOME                                                       $1,426,000            $1,189,000           $2,144,000
                                                               ===========           ===========          ===========



Limited partners' share of net income
    ($32.09 per unit in 1995, $26.75 per unit
    in 1994, and $48.25 per unit in 1993)                       $1,412,000            $1,177,000           $2,123,000

General partners' share of net income                               14,000                12,000               21,000
                                                                 ----------            ----------           ----------

                                                               $ 1,426,000           $ 1,189,000          $ 2,144,000
                                                               ===========           ===========          ===========

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
              For the years ended December 31, 1995, 1994, and 1993

                                                                              Unrealized Gain
                                                                              on Marketable
                                  Limited Partners    General Partners        Securities        Total Partners Deficit
                                  ----------------    ----------------        ----------        ----------------------


Balance at December 31, 1992        $  (7,575,000)      $ (2,628,000)         $    -               $  (10,203,000)
Net income                               2,123,000            21,000               -                    2,144,000
Equity transfer                          (532,000)           532,000               -                         -
                                      -----------       ------------         -----------            -------------
Balance at December 31, 1993           (5,984,000)        (2,075,000)              -                  (8,059,000)
Unrealized gain on
   marketable securities (Note 2)               -               -              1,126,000               1,126,000
Net income                               1,177,000            12,000               -                   1,189,000
Equity transfer                          (294,000)           294,000               -                         -
                                      -----------       ------------         -----------            -------------
Balance at December 31, 1994           (5,101,000)        (1,769,000)          1,126,000              (5,744,000)
Unrealized gain on
   marketable securities (Note 2)               -               -              1,962,000                1,962,000
Net income                              1,412,000             14,000                -                   1,426,000
Equity transfer                          (353,000)           353,000                -                         -
                                      -----------       ------------         -----------            -------------
Balance at December 31, 1995          $(4,042,000)      $ (1,402,000)         $3,088,000            $  (2,356,000)
                                      ===========       ============          ==========            =============


                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994, and 1993


                                                                   1995                1994                1993
                                                              ----------            ----------           ----------

Cash flows from operating activities:
      Net income                                              $1,426,000            $1,189,000           $2,144,000

      Adjustments to reconcile net income to
             cash provided by operating activities:

      Depreciation and amortization                              688,000               618,000              593,000
      Gain related to destroyed real estate facility             -                      -                (1,369,000)
      Increase in rent and other receivables                     (11,000)               -                   (34,000)
      (Increase) decrease in other assets                       (149,000)               80,000               29,000
      (Decrease) increase in accounts payable                   (295,000)             (349,000)             246,000
      Decrease in deferred revenue                               (33,000)              (24,000)              (8,000)
                                                              ----------            ----------           ----------

           Total adjustments                                     200,000               325,000             (543,000)

           Net cash provided by operating activities           1,626,000             1,514,000            1,601,000
                                                              ----------            ----------           ----------

Cash flows from investing activities:

      Insurance proceeds relating to damaged
          real estate facility                                   -                     825,000            1,381,000
      Purchase of marketable securities of affiliate            (398,000)           (2,817,000)          (1,816,000)
      Additions to real estate facilities                       (334,000)             (167,000)            (283,000)
                                                              ----------            ----------           ----------

           Net cash used in investing activities                (732,000)           (2,159,000)            (718,000)
                                                              ----------            ----------           ----------

Cash flows from financing activities:

      Principal payments on mortgage note payable               (413,000)           (1,832,000)            (357,000)
                                                              ----------            ----------           ----------

           Net cash used in financing activities                (413,000)           (1,832,000)            (357,000)
                                                              ----------            ----------           ----------

Net increase (decrease) in cash and cash equivalents             481,000            (2,477,000)             526,000

Cash and cash equivalents at the beginning of the year           675,000             3,152,000            2,626,000
                                                              ----------            ----------           ----------

Cash and cash equivalents at the end of the year            $  1,156,000           $   675,000          $ 3,152,000
                                                            ============           ===========          ===========

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994, and 1993
                                   (Continued)


                                                                 1995                  1994                 1993
                                                              ----------            ----------           ----------
Supplemental schedule of non-cash
    investing and financing activities:

      Increase in fair value of
           marketable securities of affiliate                $(1,962,000)          $(1,126,000)         $   -
                                                             ===========           ===========          ============

      Unrealized gain on
           marketable securities of affiliate                $ 1,962,000           $ 1,126,000          $   -
                                                             ===========           ===========          ============

      Increase in rent and other receivables -
           insurance proceeds                                $     -               $    -               $  (656,000)
                                                             ===========           ===========          ============

      Decrease in accounts payable - relating to
           destroyed facility                                $     -               $    -               $   7,000
                                                             ===========           ===========          ============

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1. Description of Partnership

Public Storage Properties V, Ltd. (the "Partnership") was formed with the proceeds of a public offering. The general partners in the Partnership are Public Storage, Inc., formerly known as Storage Equities, Inc. and B. Wayne Hughes ("Hughes"). In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse property operator), Public Storage, Inc. (which was one of the Partnership's general partners) and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger of PSMI into Storage Equities, Inc., a real estate investment trust listed on the New York Stock Exchange. In the PSMI merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

2. Summary of Significant Accounting Policies and Partnership Matters

Basis of Presentation:

     Certain prior years amounts have been reclassified to conform with the 1995 presentation.

Real Estate Facilities:

     Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 1995 and 1994 to develop mini-warehouses and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively.

     In August 1992, the buildings at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. The Partnership received insurance proceeds totaling $2,881,000, which included an amount for the replacement cost of the destroyed buildings as well as for business interruption. In 1993, the General Partners decided that it would be more beneficial to the Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location, and, therefore, decided not to reconstruct the buildings. Accordingly, in 1993, the Partnership reduced real estate facilities by the net book value of the destroyed buildings, resulting in a gain of $1,369,000. The General Partners are attempting to sell the related land, and believe that the net realizable value of the land approximates its book value of $593,000. In December 1995, the Partnership entered into an option agreement with a buyer to sell the land for $850,000.

     Included in other income are $109,000, $87,000, and $166,000 of business interruption proceeds (net of certain costs and expenses of maintaining the property) for the years ended December 31, 1995, 1994, and 1993, respectively.

Allocation of Net Income:

     The general partners' share of net income consists of amounts attributable to their 1% capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (Note 4). All remaining net income is allocated to the limited partners.

     Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.

Cash and Cash Equivalents:

     For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2.  Summary  of  Significant   Accounting   Policies  and  Partnership   Matters
    (Continued)

Marketable Securities:

     Marketable securities at December 31, 1995 and 1994 consist of 440,584 (which includes the November 1995 purchase) and 418,128 shares of common stock of PSI, respectively. In November 1995, the Partnership purchased an additional 22,456 shares of PSI common stock at a cost of $398,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1995 and 1994, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1995 and 1994, and has recorded a corresponding unrealized gain totaling $1,962,000 and $1,126,000, respectively, as a credit to Partnership equity. The Partnership recognized dividends of $373,000, $277,000, and $131,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Other Assets:

     Included in other assets is deferred financing costs of $279,000 ($361,000 at December 31, 1994). Such balance is being amortized in interest using the straight-line basis over the life of the loan.

Environmental Cost:

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $27,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

3. Cash Distributions

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since 1991.

4. Partners' Equity

     The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1987, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to conform the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on results of operations or distributions to partners.

     The financing of the properties (Note 7) provided the Partnership with cash for a special distribution without affecting the Partnership's taxable income. Proceeds of approximately $24,356,000 were distributed to the partners in June 1989 resulting in a deficit in the limited and general partners' equity accounts.

5. Related Party Transactions

     The Partnership has Management Agreements with PSI (as successor-in-interest to PSMI) and Public Storage Commercial Properties Group, Inc. (PSCP). Under the terms of the agreements, PSI operates the mini-warehouse facilities and PSCP operates the business park facility for fees equal to 6% and 5%, respectively, of the facilities' monthly gross revenue (as defined). Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. PSI has a 95% economic interest and the Hughes family has a 5% economic interest in PSCP.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $229,000. The amount is included in other assets in the Balance Sheet at December 31, 1995 and will be amortized as management fee expense in 1996.

6. Taxes Based on Income

     Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

     Taxable net income was $1,427,000, $1,388,000 and $2,287,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The differences between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7. Mortgage Note Payable

     On June 8, 1989, the Partnership financed all of its projects with a $26,250,000 ten-year nonrecourse note secured by the Partnership's properties. The note provides for fixed interest of 10.75% per annum. Loan payments for the first two years consisted of interest only of approximately $235,000 per month. Beginning in 1991, principal was being amortized over a 23 year term with payments of interest and principal of $257,000 per month. On June 1, 1999, the maturity date, a balloon payment for accrued interest and any unpaid principal is due.

     The principal repayment schedule as of December 31, 1995 of the note is as follows:

                        1996                $     426,000
                        1997                      474,000
                        1998                      528,000
                        1999                   21,768,000
                                              $23,196,000

     In February 1994, the Partnership made a pre-payment of principal totaling $1,530,000 on the note. In connection with the pre-payment, effective April 1, 1994, the monthly payment of principal and interest was reduced from $257,000 to $242,000.

     Interest paid on the note was $2,516,000, $2,596,000 and $2,754,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1995

                                                                                                    Gross Carrying Amount
                                                       Initial Cost                                 at December 31, 1995
                                                    ---------------------            Cost           ------------------------
                                                                 Building,      Subsequent to                   Building,
                                                                Land Imp &      construction                   Land Imp &
        Description        Encumbrances       Land         Equipment     (Improvements)       Land        Equipment        Total
        -----------        ------------       ----         ---------     --------------       ----        ---------        -----
Mini-warehouses:
    CALIFORNIA
Belmont                         -            $478,000       $811,000        $92,000        $478,000        $903,000    $1,381,000

Carson Street                   -             265,000        563,000         73,000         265,000         636,000       901,000

Palmdale                        -             114,000        721,000        159,000         114,000         880,000       994,000

Pasadena Fair Oaks              -             686,000      1,219,000         83,000         686,000       1,302,000     1,988,000

Sacramento Carmichael           -             305,000        850,000        155,000         305,000       1,005,000     1,310,000

Sacramento Florin               -             326,000      1,063,000        116,000         326,000       1,179,000     1,505,000

San Jose Capitol Quimby         -             209,000        742,000         75,000         209,000        817,000      1,026,000

San Jose Felipe                 -             270,000        935,000         92,000         270,000       1,027,000     1,297,000
So. San Francisco               -             532,000      1,488,000        305,000         532,000       1,793,000     2,325,000
  Spruce (1)

    FLORIDA
Miami Perrine (3)               -             593,000              -              -         593,000               -       593,000
Miami 27th Avenue               -             142,000        878,000        210,000         142,000       1,088,000     1,230,000
Miami 29th                      -             270,000        520,000        107,000         270,000         627,000       897,000

    GEORGIA
Atlanta Montreal Road           -             397,000        888,000        100,000         397,000         988,000     1,385,000
Atlanta Mountain                -             271,000        725,000        137,000         271,000         862,000     1,133,000
  Industrial Blvd.
Marietta-Cobb Parkway           -             219,000        914,000        137,000         219,000       1,051,000      1,270,000
                                              -------        -------        -------         -------       ---------      ---------
                          $23,196,000(2)   $5,077,000   $ 12,317,000     $1,841,000      $5,077,000    $ 14,158,000    $19,235,000
                          =============    ==========   ============     ==========      ==========    ============    ===========

                             Accumulated        Date
        Description         Depreciation      Completed
        -----------         ------------      ---------
Mini-warehouses:
    CALIFORNIA

Belmont                       $555,000       12/79

Carson Street                  383,000       01/80

Palmdale                       514,000       01/80

Pasadena Fair Oaks             775,000       03/80

Sacramento Carmichael          568,000       07/80

Sacramento Florin              695,000       06/80

San Jose Capitol Quimby        483,000       07/80
San Jose Felipe                597,000       12/80
So. San Francisco              997,000       11/80
  Spruce (1)

    FLORIDA
Miami Perrine (3)                    -        01/80
Miami 27th Avenue              620,000        05/80
Miami 29th                     393,000        10/79

    GEORGIA
Atlanta Montreal Road          573,000       06/80
Atlanta Mountain               493,000       09/80
  Industrial Blvd.
Marietta-Cobb Parkway          635,000       10/79
                               -------

                           $ 8,281,000
                           ===========

(1)  A portion of the property has been developed as a business park.
(2) All fifteen mini-warehouse locations are encumbered by a promissory note. The $23,196,000 listed above is the principal balance remaining on the note at 12/31/95.
(3) In 1993, the buildings and improvements at the Miami/Perrine property that were destroyed by Hurricane Andrew were written off.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)

           Reconciliation of Real Estate and Accumulated Depreciation

                                                        Year Ended December 31,

                                                            1995                    1994                     1993
                                                         -----------            ------------             ------------
Investment in Real estate
   Balance at the beginning of the year                  $18,901,000            $ 18,734,000             $ 19,655,000
   Additions through cash expenditures                       334,000                 167,000                  283,000
   Deductions through Hurricane loss                            -                       -                  (1,204,000)
                                                         -----------            ------------             ------------

Balance at the end of the year                           $19,235,000            $ 18,901,000             $ 18,734,000
                                                         ===========            ============             ============

Accumulated Depreciation

   Balance at the beginning of the year                  $ 7,593,000            $  6,975,000             $  6,925,000

   Additions charged to costs and expenses                   688,000                 618,000                  593,000

   Deductions through Hurricane loss                            -                       -                    (543,000)
                                                         -----------            ------------             ------------

Balance at the end of the year                           $ 8,281,000            $  7,593,000             $  6,975,000
                                                         ===========            ============             ============
