Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1996-08-13
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------   ----------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                               95-3292068
- --------------------------------                          ---------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
       Glendale, California                                             91201
- --------------------------------                          ---------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                      INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed statements of income for the three
    and six months ended June 30, 1996 and 1995                                3

  Condensed statement of partners' deficit for the
    six months ended June 30, 1996                                             4

  Condensed statements of cash flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to condensed financial statements                                    6-7

  Management's discussion and analysis of
    financial condition and results of operations                           8-10


PART II.  OTHER INFORMATION                                                   11


                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                   June 30,                 December 31,
                                                                                     1996                       1995
                                                                              --------------------       --------------------
                                                                                 (Unaudited)
                                    ASSETS


     Cash and cash equivalents                                                $     2,491,000            $     1,156,000
     Marketable securities of affiliate
          (cost of $5,283,000 in 1996 and 1995)                                     9,087,000                  8,371,000
     Rent and other receivables
                                                                                       96,000                     85,000

     Real estate facilities, at cost:
          Buildings and equipment                                                  14,389,000                 14,158,000
          Land (including land held for sale of $230,000 and $593,000
               at June 30, 1996 and December 31, 1995, respectively)                4,714,000                  5,077,000
                                                                              --------------------       --------------------
                                                                                   19,103,000                 19,235,000
          Less accumulated depreciation                                           (8,653,000)                (8,281,000)
                                                                              --------------------       --------------------

                                                                                   10,450,000                 10,954,000
                                                                              --------------------       --------------------

     Other assets                                                                     367,000                    571,000
                                                                              --------------------       --------------------

               Total assets                                                    $   22,491,000             $   21,137,000
                                                                              ====================       ====================


                       LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                        $        134,000           $        101,000
     Deferred revenue                                                                 208,000                    196,000
     Mortgage note payable                                                         22,969,000                 23,196,000

     Partners' deficit:
          Limited partners' deficit, $500 per
               unit, 44,000 units authorized,
                issued and outstanding                                            (3,433,000)                (4,042,000)
          General partners' deficit                                               (1,191,000)                (1,402,000)
          Unrealized gain on marketable securities                                  3,804,000                  3,088,000
                                                                              --------------------       --------------------

          Total partners' deficit                                                   (820,000)                (2,356,000)
                                                                              --------------------       --------------------

               Total liabilities and partners' deficit                         $   22,491,000             $   21,137,000
                                                                             ====================       ====================


                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                       ------------------------------------  ----------------------------------
                                                             1996               1995              1996              1995
                                                       -----------------  -----------------  ----------------  ----------------
                                                                                                                 (Restated)
     REVENUE:

     Rental income                                       $    1,631,000      $   1,528,000      $  3,215,000     $   3,034,000
     Dividends and other income
          (including dividends from marketable
          securities of affiliate)                              120,000            103,000           234,000           203,000
                                                       -----------------  -----------------  ----------------  ----------------
                                                              1,751,000          1,631,000         3,449,000         3,237,000
                                                       -----------------  -----------------  ----------------  ----------------

     COSTS AND EXPENSES:

     Cost of operations                                         403,000            392,000           800,000           782,000
     Management fees paid to affiliate                           88,000             91,000           177,000           181,000
     Depreciation                                               189,000            170,000           372,000           330,000
     Administrative                                              21,000             20,000            30,000            34,000
     Environmental cost                                               -                  -                 -            25,000
     Interest expense                                           640,000            651,000         1,263,000         1,304,000
                                                       -----------------  -----------------  ----------------  ----------------
                                                              1,341,000          1,324,000         2,642,000         2,656,000
                                                       -----------------  -----------------  ----------------  ----------------

     Net income before gain
          on sale of land                                       410,000            307,000           807,000           581,000

     Gain on sale of land                                        13,000                  -            13,000                 -
                                                       -----------------  -----------------  ----------------  ----------------

     NET INCOME                                                $423,000           $307,000          $820,000          $581,000
                                                       =================  =================  ================  ================


      Limited partners' share of net income
          ($18.45 per unit in 1996 and $13.07
          per unit in 1995)                                                                    $     812,000   $       575,000
     General partners' share of net income                                                             8,000             6,000
                                                                                             ================ =================
                                                                                               $     820,000   $       581,000

                                                                                             ================ =================

                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                   Limited             General            Marketable           Partners'
                                                  Partners             Partners           Securities            Deficit
                                              ------------------------------------------------------------------------------

    Balance at December 31, 1995                   ($4,042,000)        ($1,402,000)           $3,088,000       ($2,356,000)

    Unrealized gain on marketable
         securities                                           -                   -              716,000            716,000

    Net income                                          812,000               8,000                    -            820,000

    Equity transfer                                   (203,000)             203,000                    -                  -
                                              ------------------   -----------------   ------------------   ----------------

    Balance at June 30, 1996                       ($3,433,000)        ($1,191,000)           $3,804,000         ($820,000)
                                              ==================   =================   ==================   ================


                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                 --------------------------------------------
                                                                                        1996                    1995
                                                                                 --------------------    -------------------

     Cash flows from operating activities:

          Net income                                                                $        820,000       $        581,000

          Adjustments to reconcile net income to net cash provided by operating activities

               Gain on sale of land                                                         (13,000)                      -
               Depreciation                                                                  372,000                330,000
               Increase in rent and other receivables                                       (11,000)               (34,000)
               Decrease in other assets                                                       32,000                 42,000
               Amortization of prepaid management fees                                       172,000                      -
               Increase (decrease) in accounts payable                                        33,000              (156,000)
               Increase (decrease) in deferred revenue                                        12,000               (13,000)
                                                                                 --------------------    -------------------

                    Total adjustments                                                        597,000                169,000
                                                                                 --------------------    -------------------

                    Net cash provided by operating activities                              1,417,000                750,000
                                                                                 --------------------    -------------------

     Cash flows from investing activities:

          Proceeds from sale of land                                                         376,000                      -

          Additions to real estate facilities                                              (231,000)              (221,000)
                                                                                 --------------------    -------------------

                    Net cash provided by (used in) investing activities                      145,000              (221,000)
                                                                                 --------------------    -------------------

     Cash flows from financing activities:

          Principal payments on mortgage notes payable                                     (227,000)              (216,000)
                                                                                 --------------------    --------------------

                    Net cash used in financing activities                                  (227,000)              (216,000)
                                                                                 --------------------    -------------------

     Net increase in cash and cash equivalents                                             1,335,000                313,000


     Cash and cash equivalents at the beginning of the period                              1,156,000                 675,000
                                                                                 --------------------    --------------------

     Cash and cash equivalents at the end of the period                              $     2,491,000       $        988,000
                                                                                 ====================    ===================


     Supplemental schedule of noncash investing and financing activities:

          Increase in fair value of marketable securities                          $       (716,000)      $       (836,000)
                                                                                 ====================    ===================

          Unrealized gain on marketable securities                                           716,000                836,000
                                                                                 ====================    ===================

          Decrease in land due to sale                                                       363,000                      -
                                                                                 ====================    ===================

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

 2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

 3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

 4. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

 5. Marketable securities at June 30, 1996 consist of 440,584 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1996, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1996, and a corresponding unrealized gain totaling $716,000 as a credit to Partnership equity.

 6. In 1995, the Partnership prepaid eight months of 1996 management fees at a total cost of $229,000. The Partnership expensed $172,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $57,000, is included in other assets in the Balance Sheet at June 30, 1996.

 7. In August 1992, the buildings at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. The Partnership received insurance proceeds totaling $2,881,000, which included an amount for the replacement cost of the destroyed buildings as well as for business interruption. In 1993, the General Partners decided that it would be more beneficial to the Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location, and, therefore, decided not to reconstruct the buildings. Accordingly, in 1993, the Partnership reduced real estate facilities by the net book value of the destroyed buildings, resulting in a gain of $1,369,000.

     In June 1996, the Partnership sold approximately 61% of the related land for a net sales price of $376,000, and realized a gain on the sale of $13,000. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Three and six months ended June 30, 1996 compared to three and six months ended June 30, 1995:

     The Partnership's net income for the six months ended June 30, 1996 and 1995 was $820,000 and $581,000, respectively, representing an increase of $239,000 or 41%. Net income for the three months ended June 30, 1996 and 1995 was $423,000 and $307,000, respectively, representing an increase of $116,000 or 38%. These increases are primarily the result of increased operating results at the Partnership's mini-warehouse facilities, decreased interest expense, and a $13,000 gain recognized on the sale of vacant land.

     Rental income was $3,215,000 compared to $3,034,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $181,000 or 6%. Rental income was $1,631,000 compared to $1,528,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $103,000. The increases for the three and six months ended June 30, 1996 are attributable to increases in rental rates and occupancy levels at the Partnership's mini-warehouse and business-park facilities. Realized rent at the mini-warehouse facilities for the six months ended June 30, 1996 increased to $.78 per occupied square foot from $.75 per occupied square foot for the six months ended June 30, 1995. Weighted average occupancy levels at the mini-warehouse facilities were 90% and 89% for the six months ended June 30, 1996 and 1995, respectively. Rental income at the Partnership's San Francisco business park facility increased by $26,000 for the six months ended June 30, 1996 compared to the same period in 1995 due to increases in both rental rates and occupancy levels. Realized rent for the six months ended June 30, 1996 increased from $.98 per occupied square foot for the six months ended June 30, 1996 to $1.15 per occupied square foot at the business park. Weighted average occupancy levels at the business park facility were 92% and 91% for the six months ended June 30, 1996 and 1995, respectively.

     Other income increased $17,000 and $31,000 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily the result of an increase in dividend income earned on marketable securities of affiliate. The increase is attributable to an increase in the number of shares owned in 1996 compared to the same period in 1995.

     Cost of operations (including management fees paid to affiliates) increased $14,000 to $977,000 from $963,000 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations increased $8,000 to $491,000 from $483,000 for the three months ended June 30, 1996 and 1995, respectively. These increases are primarily attributable to increases in property taxes, payroll, and tenant improvement expenses at the Partnership's business park facility, partially offset by a decrease in repairs and maintenance expense.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Partnership expensed $172,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $16,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     Interest expense decreased $41,000 for the six months ended June 30, 1996 compared to the same period in 1995 due primarily to a lower outstanding loan balance in 1996 over 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Cash flows from operating activities ($1,417,000 for the six months ended June 30, 1996) have been sufficient to meet all current obligations of the Partnership, including principal repayments of the Partnership's note payable.

     At June 30, 1996, the Partnership held 440,584 shares of common stock (marketable securities) with a fair value totaling $9,087,000 (cost basis of $5,283,000 at June 30, 1996) in Public Storage, Inc. The Partnership recognized $194,000 in dividends for the six months ended June 30, 1996, which is included in other income in the condensed statements of income.

     In June 1996, the Partnership sold approximately 61% of vacant land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000.

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



                                  DATED: August 13, 1996

                                  PUBLIC STORAGE PROPERTIES V, LTD.

                                  BY:    Public Storage, Inc.
                                         General Partner




                                  BY:    /s/ Ronald L. Havner, Jr.
                                         Ronald L. Havner, Jr.
                                         Senior Vice President and Chief
                                         Financial Officer