Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1996-11-12
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to
                              ------  ------
Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                  95-3292068
--------------------------------                           --------------------
(State or other jurisdiction of                                (I.R.S. Employe
incorporation or organization)                           Identification Number)

       701 Western Avenue
       Glendale, California                                               91201
--------------------------------                           --------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

                                      INDEX

                                                                    Page
                                                                    ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at September 30, 1996
    and December 31, 1995                                              2

  Condensed statements of income for the three
    and nine months ended September 30, 1996 and 1995                  3

  Condensed statement of partners' deficit for the
    nine months ended September 30, 1996                               4

  Condensed statements of cash flows for the
    nine months ended September 30, 1996 and 1995                      5

  Notes to condensed financial statements                            6-7

  Management's discussion and analysis of
    financial condition and results of operations                   8-10


PART II.  OTHER INFORMATION                                           11


                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                September 30,              December 31,
                                                                                    1996                       1995
                                                                          -----------------------    -----------------------
                                                                                (Unaudited)
                                     ASSETS

     Cash and cash equivalents                                                 $    2,974,000            $     1,156,000
     Marketable securities of affiliate
          (cost of $5,283,000 in 1996 and 1995)                                     9,968,000                  8,371,000
     Rent and other receivables                                                        99,000                     85,000

     Real estate facilities, at cost:
          Buildings and equipment                                                  14,507,000                 14,158,000
          Land (including land held for sale of $230,000 and $593,000
               at September 30, 1996 and December 31, 1995, respectively)           4,714,000                  5,077,000
                                                                          --------------------       --------------------
                                                                                   19,221,000                 19,235,000
          Less accumulated depreciation                                            (8,847,000)                (8,281,000)
                                                                          --------------------       --------------------

                                                                                   10,374,000                 10,954,000
                                                                          --------------------       --------------------

     Other assets                                                                     302,000                    571,000
                                                                          --------------------       --------------------

               Total assets                                                    $   23,717,000             $   21,137,000
                                                                          ====================       ====================

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Accounts payable                                                          $      172,000             $      101,000
     Deferred revenue                                                                 192,000                    196,000
     Mortgage note payable                                                         22,860,000                 23,196,000

     Partners' equity (deficit)
          Limited partners' deficit, $500 per
               unit, 44,000 units authorized,
               issued and outstanding                                              (3,113,000)                (4,042,000)
          General partners' deficit                                                (1,079,000)                (1,402,000)
          Unrealized gain on marketable securities                                  4,685,000                  3,088,000
                                                                          --------------------       --------------------

          Total partners' equity (deficit)                                            493,000                 (2,356,000)
                                                                          --------------------       --------------------

               Total liabilities and partners' equity (deficit)                $   23,717,000             $   21,137,000
                                                                          ====================       ====================

                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                       ------------------------------------  ----------------------------------
                                                              1996               1995              1996              1995
                                                       -----------------  -----------------  ----------------  ----------------
                                                                                                                  (Restated)
     REVENUE:

     Rental income                                         $  1,671,000        $ 1,606,000      $  4,886,000      $  4,640,000
     Dividends from marketable securities of affiliate           97,000             92,000           291,000           276,000
     Other income                                                35,000             16,000            75,000            35,000
                                                       -----------------  -----------------  ----------------  ----------------
                                                              1,803,000          1,714,000         5,252,000         4,951,000
                                                       -----------------  -----------------  ----------------  ----------------

     COSTS AND EXPENSES:

     Cost of operations                                         421,000            383,000         1,221,000         1,165,000
     Management fees paid to affiliate                           93,000             96,000           270,000           277,000
     Depreciation                                               194,000            178,000           566,000           508,000
     Administrative                                              27,000             21,000            57,000            55,000
     Environmental cost                                               -                  -                 -            25,000
     Interest expense                                           636,000            648,000         1,899,000         1,952,000
                                                       -----------------  -----------------  ----------------  ----------------
                                                              1,371,000          1,326,000         4,013,000         3,982,000
                                                       -----------------  -----------------  ----------------  ----------------

     Net income before gain
          on sale of land                                       432,000            388,000         1,239,000           969,000

     Gain on sale of land                                             -                  -            13,000                 -
                                                       -----------------  -----------------  ----------------  ----------------

     NET INCOME                                            $    432,000        $   388,000       $ 1,252,000        $  969,000
                                                       =================  =================  ================  ================


     Limited partners' share of net income
          ($28.16 per unit in 1996 and $21.80
          per unit in 1995)                                                                      $ 1,239,000        $  959,000
     General partners' share of net income                                                            13,000            10,000
                                                                                             ----------------  ----------------
                                                                                                 $ 1,252,000        $  969,000
                                                                                             ================ =================

                            See accompanying notes.

                      PUBLIC STORAGE PROPERTIES V, LTD.
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                              Unrealized
                                                                                               Gain on            Total
                                                    Limited             General               Marketable         Partners'
                                                    Partners            Partners              Securities      Equity(Deficit)
                                              ------------------------------------------------------------------------------

    Balance at December 31, 1995                   ($4,042,000)        ($1,402,000)           $3,088,000       ($2,356,000)

    Unrealized gain on marketable
         securities                                          -                   -             1,597,000         1,597,000

    Net income                                       1,239,000              13,000                     -         1,252,000

    Equity transfer                                   (310,000)            310,000                     -                -
                                              ------------------   -----------------   ------------------   ----------------

    Balance at September 30, 1996                  ($3,113,000)        ($1,079,000)           $4,685,000          $493,000
                                              ==================   =================   ==================   ================

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                 --------------------------------------------
                                                                                          1996                    1995
                                                                                 --------------------    -------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                               $       1,252,000       $         969,000

          Adjustments to reconcile net income to net cash provided by operating activities

               Gain on sale of land                                                          (13,000)                      -
               Depreciation                                                                  566,000                 508,000
               Increase in rent and other receivables                                        (14,000)                (52,000)
               Decrease in other assets                                                       40,000                  63,000
               Amortization of prepaid management fees                                       229,000                       -
               Increase (decrease) in accounts payable                                        71,000                 (91,000)
               Decrease in deferred revenue                                                   (4,000)                (25,000)
                                                                                 --------------------    -------------------

                    Total adjustments                                                        875,000                 403,000
                                                                                 --------------------    -------------------

                    Net cash provided by operating activities                              2,127,000               1,372,000
                                                                                 --------------------    -------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

          Proceeds from sale of land                                                         376,000                       -
          Additions to real estate facilities                                               (349,000)               (281,000)
                                                                                 --------------------    -------------------

                    Net cash provided by (used in) investing activities                       27,000                (281,000)
                                                                                 --------------------    -------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

          Principal payments on mortgage notes payable                                      (336,000)               (313,000)
                                                                                 --------------------    -------------------


                    Net cash used in financing activities                                   (336,000)               (313,000)
                                                                                 --------------------    -------------------

     Net increase in cash and cash equivalents                                             1,818,000                 778,000

     Cash and cash equivalents at the beginning of the period                              1,156,000                 675,000
                                                                                 --------------------    --------------------

     Cash and cash equivalents at the end of the period                              $     2,974,000          $    1,453,000
                                                                                 ====================    ===================


     Supplemental schedule of noncash investing and financing activities:

          Increase in fair value of marketable securities                            $    (1,597,000)         $   (1,777,000)
                                                                                 ====================    ===================

          Unrealized gain on marketable securities                                         1,597,000               1,777,000
                                                                                 ====================    ===================

                            See accompanying notes.
                                       5

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

5. Marketable securities at September 30, 1996 consist of 440,584 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1996, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1996, and a corresponding unrealized gain totaling $1,597,000 as a credit to Partnership equity.

6. In 1995, the Partnership prepaid eight months of 1996 management fees at a cost of $229,000. The amount has been amortized as management fees paid to affiliate during the nine months ended September 30, 1996.

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

     In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net sales price of $376,000, and realized a gain on the sale of $13,000. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income for the nine months ended September 30, 1996 and 1995 was $1,252,000 and $969,000, respectively, representing an increase of $283,000 or 29%. Net income for the three months ended September 30, 1996 and 1995 was $432,000 and $388,000, respectively, representing an increase of $44,000 or 11%. These increases are primarily the result of increased operating results at the Partnership's mini-warehouse facilities, decreased interest expense, and a $13,000 gain recognized on the sale of vacant land.

     Rental income was $4,886,000 compared to $4,640,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $246,000 or 5%. Rental income was $1,671,000 compared to $1,606,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $65,000 or 4% The increases for the three and nine months ended September 30, 1996 are attributable to increases in rental rates and occupancy levels at the Partnership's mini-warehouse and business-park facilities. Realized rent at the mini-warehouse facilities for the nine months ended September 30, 1996 increased to $.78 per occupied square foot from $.76 per occupied square foot for the nine months ended September 30, 1995. Weighted average occupancy levels at the mini-warehouse facilities were 92% and 89% for the nine months ended September 30, 1996 and 1995, respectively. Rental income at the Partnership's San Francisco business park facility increased by $37,000 for the nine months ended September 30, 1996 compared to the same period in 1995 due to increases in both rental rates and occupancy levels. Realized rent for the nine months ended September 30, 1996 increased to $1.14 per occupied square foot from $1.03 per occupied square foot for the nine months ended September 30, 1995. Weighted average occupancy levels at the business park facility were 93% and 92% for the nine months ended September 30, 1996 and 1995, respectively.

     Dividend income increased $5,000 and $15,000 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily the result of an increase in dividend income earned on marketable securities of affiliate. As a result of an increase in the number of shares owned in 1996 compared to the same period in 1995.

     Other income increased $19,000 and $40,000 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are the result of an increase in interest income earned on investments.

     Cost of operations (including management fees paid to affiliates) increased $49,000 to $1,491,000 from $1,442,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase is mainly attributable to increases in payroll and advertising. Cost of operations increased $35,000 to $514,000 from $479,000 for the three months ended September 30, 1996 and 1995, respectively. This increase is mainly attributable to increases in repairs and maintenance, payroll, and advertising, expenses.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Partnership has expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $30,000 in management fees, based on the management fees that would have been payable on rental income generated by the mini-warehouses in the nine months ended September 30, 1996 compared to the amount prepaid.

     Interest expense decreased $53,000 for the nine months ended September 30, 1996 compared to the same period in 1995 due primarily to a lower outstanding loan balance in 1996 over 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($2,127,000 for the nine months ended September 30, 1996) have been sufficient to meet all current obligations of the Partnership, including principal repayments of the Partnership's note payable.

     At September 30, 1996, the Partnership held 440,584 shares of common stock (marketable securities) with a fair value totaling $9,968,000 (cost basis of $5,283,000 at September 30, 1996) in Public Storage, Inc., one of the general partners in the Partnership. The Partnership recognized $291,000 in dividends for the nine months ended September 30, 1996.

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

     In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000.

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



                                         DATED: November 12, 1996

                                         PUBLIC STORAGE PROPERTIES V, LTD.

                                         BY:    Public Storage, Inc.
                                                General Partner




                                         BY:    /s/ Ronald L. Havner, Jr.
                                                -------------------------
                                                Ronald L. Havner, Jr.
                                                Senior Vice President and
                                                  Chief Financial Officer