Form 10-K405
period 1996-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 1997-03-28
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from          to
                              ---------   -----------

Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            California                                                95-3292068
-------------------------------                           ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

        701 Western Avenue
           Glendale, California                                            91201
---------------------------------------                   ----------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to the form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I
ITEM 1.  BUSINESS.
         ---------
General
-------

     Public Storage Properties V, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in May 1978. The Partnership raised $22,000,000 in gross proceeds by selling 44,000 units of limited partnership interests ("Units") in an interstate offering which commenced in March 1979 and completed in October 1979. The Partnership was formed to engage in the business of developing and operating self-storage facilities offering storage space for personal and business use (the "mini-warehouses").

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. (which was one of the Partnership's general partners) and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust ("REIT") organized as a California corporation. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI.

     The Partnership is managed and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the operation or conduct of its business and affairs.

     The Partnership's objectives are to (i) maximize the potential for appreciation in value of the Partnership's properties and (ii) generate sufficient cash flow from operations to pay all expenses, including the payment of interest to Noteholders. All of the properties were financed in 1989.

     The term of the Partnership is until all properties have been sold and in any event, not later than December 31, 2038.

Investments in Facilities
-------------------------

     At December 31, 1996, the Partnership owned 15 properties including one business park. Nine of the properties are located in California, three in Florida and three in Georgia. One of the mini-warehouses, the Miami/Perrine, Florida facility, was destroyed by Hurricane Andrew in August 1992, and will not be reconstructed (see Item 2 below). One property, located in California, was sold in May 1982.

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

Operating Strategies
--------------------

     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 90% in 1995 to 92% in 1996. Realized monthly rents per occupied square foot increased from $.76 in 1995 to $.78 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * SYSTEMS AND CONTROLS. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * PROFESSIONAL PROPERTY OPERATION. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by approximately 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 12 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operators."

Property Operators
------------------

     The Partnership's mini-warehouse properties are managed by PSI (as successor to PSMI) pursuant to a Management Agreement. Through 1996, the Partnership's commercial property was managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the manager of the Partnership's commercial property pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

     Under the supervision of the Partnership, PSI and AOPPLP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and AOPPLP engage, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, real estate investment trusts or other entities owning facilities operated by PSI and AOPPLP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and AOPPLP attempt, to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI and AOPPLP have developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI and AOPPLP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement between the Partnership and PSI is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs including the "Public Storage" name in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days' written notice by either party. The Management Agreement between the Partnership and AOPPLP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by AOPPLP and (ii) at any time by either party for cause.

Competition
-----------

     Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

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

Employees
---------

     There are 48 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 2.  PROPERTIES.
         ----------

     The following table sets forth information as of December 31, 1996 about properties owned by the Partnership:


                                                         Net               Number               Date
                                     Size of           Rentable              of                  of               Completion
            Location                 Parcel              Area              Spaces             Purchase                Date
-------------------------       --------------      ----------------    ----------           ---------------      -------------
           CALIFORNIA
Belmont                           2.74 acres          46,000 sq. ft         441                May 14, 1979         Dec. 1979

Carson                            2.30 acres          43,000 sq. ft         390                Oct. 9, 1979         Jan. 1980
   Carson Street

Palmdale                          3.48 acres          56,000 sq. ft.        461               July 31, 1979         Jan. 1980

Pasadena
   Fair Oaks                      2.17 acres          72,000 sq. ft         816               Aug. 24, 1979         Mar. 1980

Sacramento
   Carmichael                     3.12 acres          45,000 sq. ft         450                Dec. 7, 1979         July 1980

Sacramento (2)
   Florin                         3.99 acres          71,000 sq. ft         587               Mar. 30, 1979         June 1980

San Jose Capitol Quimby           2.24 acres          36,000 sq. ft.        331               Nov. 21, 1979         July 1980

San Jose
   Felipe                         1.60 acres          52,000 sq. ft.        453                Oct. 9, 1979         Dec. 1980

So. San Francisco
   Spruce (3)                     3.03 acres          60,000 sq. ft.        391               June 27, 1979         Nov. 1980

            FLORIDA
Miami
   Perrine (1)                    4.28 acres               -                  0                May 31, 1979         Jan. 1980

Miami
   27th Ave.                      3.07 acres          62,000 sq. ft.        620               Oct. 11, 1979          May 1980

Miami
   29th                           1.82 acres          35,000 sq. ft.        317                 May 1, 1979         Oct. 1979

            GEORGIA
Atlanta
   Montreal Road                 3.14 acres           57,000 sq. ft.        477                July 9, 1979         June 1980

Atlanta
   Mountain Industrial Blvd.     3.10 acres           51,000 sq. ft.        467               Oct. 30, 1979        Sept. 1980

Marietta-
   Cobb Parkway                  3.61 acres           68,000 sq. ft.        608               Apr. 20, 1979         Oct. 1979

(1) In August 1992, the facility's mini-warehouse buildings were destroyed by Hurricane Andrew. The General Partners have decided that it would be more beneficial to the Partnership, given the condition of the market area of the facility, to cease operations and not to reconstruct the facility. In June 1996, the Partnership sold approximately 61% of the land.
(2) The project's net rentable area contains office space or a combination of office and light industrial space.
(3)  Business Park.
                                       6

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $27,000 in 1995 for known environmental remediation requirements.

     The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in Item 14(a).

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------

     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 1,614 record holders of Units.

     In March 1997, Hughes commenced a cash tender offer to purchase up to 6,600 of the 44,000 outstanding Units at $459 per Unit.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

For the Year
Ended December 31,                           1996               1995               1994               1993               1992
-------------------------------         -------------      -------------       ------------       ------------        ------------
Revenues                                  $7,093,000         $6,746,000         $6,438,000         $6,099,000         $5,999,000

Depreciation and
   amortization                              765,000            688,000            618,000            593,000            609,000

Interest expense                           2,533,000          2,598,000          2,677,000          2,836,000          2,870,000

Income before gain relating
   to destroyed real estate
   facility and sale of land               1,652,000          1,426,000          1,189,000            775,000            543,000

Net income (1)                             1,665,000          1,426,000          1,189,000          2,144,000            543,000

   Limited partners' share                 1,648,000          1,412,000          1,177,000          2,123,000            538,000

   General partners' share                    17,000             14,000             12,000             21,000              5,000

Limited partners'
   per unit data (2)

Net income (1)                                37.45              32.09              26.75              48.25              12.23

-----------------------------------------------------------------------------------------------------------------------------------
As of December 31,
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents               $  3,177,000       $  1,156,000      $     675,000       $  3,152,000       $  2,626,000

Total assets                             $27,590,000        $21,137,000        $18,490,000        $18,211,000        $16,179,000

Mortgage note payable                    $22,748,000        $23,196,000        $23,609,000        $25,441,000        $25,798,000

(1) Net income for 1993 includes a gain relating to a destroyed real estate facility totaling $1,369,000 ($30.81 per Unit). Net income for 1996 includes a gain relating to a sale of land totaling $13,000 ($.30 per Unit).
(2) Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income was $1,665,000 in 1996 compared to $1,426,000 in 1995, representing an increase of $239,000. The increase was primarily attributable to an increase in property net operating income at the Partnership's mini-warehouse facilities combined with decreased interest expense and a $13,000 gain recognized on the sale of vacant land.

     During 1996, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $3,756,000 in 1996 compared to $3,586,000 in 1995, representing an increase of $170,000 or 5%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility offset by increases in cost of operations and depreciation expense.

     Rental  income was  $6,589,000  in 1996  compared  to  $6,210,000  in 1995, representing an increase of $379,000 or 6%. The increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. Rental income at the San Francisco business park facility increased by $49,000 due to a 3 point increase in occupancy. The weighted average occupancy levels for the mini-warehouse and business park facilities were 92% and 94% respectively, in 1996 compared to 90% and 91% respectively, in 1995. The monthly realized rent per occupied square foot for the mini-warehouse and business park facilities averaged $.78 and $1.17, respectively, in 1996 compared to $.76 and $1.04, respectively, in 1995.

     Other income decreased $47,000 in 1996 compared to 1995. The decrease is due to the recognition of $109,000 of business interruption insurance proceeds in 1995, offset by an increase in interest income of approximately $62,000 in 1996 compared to 1995. The increase in interest income in 1996 is due to an increase in invested cash balances.

     Dividend income from marketable securities of affiliate increased $15,000 in 1996 compared to 1995. This increase is primarily due to an increase in the weighted average number of shares owned in 1996 compared to 1995.

     Cost of operations (including management fees paid to affiliates) increased $132,000 or 7% to $2,068,000 in 1996 from $1,936,000 in 1995. This increase was primarily attributable to increases in payroll, property tax and repairs and maintenance expenses.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Partnership has expensed the prepaid management fees during 1996. The amount is included in management fees paid to affiliate in the statements of income. As a result of the prepayment, the Partnership saved approximately $22,000 in management fees, based on the management fees that would have been payable on rental income generated during 1996 compared to the amount prepaid.

     Interest   expense  was   $2,533,000  and  $2,598,000  in  1996  and  1995,
respectively, representing a decrease of $65,000 or 3%. The decrease was primarily a result of a lower average outstanding loan balance in 1996 compared to 1995.

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

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $27,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition or results of operations.

     Interest   expense  was   $2,598,000  and  $2,677,000  in  1995  and  1994,
respectively, representing a decrease of $79,000 or 3%. The decrease was primarily a result of a lower average outstanding loan balance in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($2,621,000 for the year ended December 31, 1996) have been sufficient to meet all current obligations of the Partnership. During 1997, the Partnership anticipates approximately $759,000 of capital improvements. During 1995, the Partnership's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1997 capital improvement budget are estimated costs of $58,000 for such enhancements.

     At December 31, 1996, the Partnership held 440,584 shares of common stock (marketable securities) with a fair value totaling $13,658,000 (cost of $5,283,000 at December 31, 1996) in Public Storage, Inc. (PSI). During 1996, the Partnership recognized $388,000 in dividend income on these shares.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid to PSI, 8 months of 1996 management fees at a cost of $229,000. The amount has been amortized as management fees paid to affiliate during 1996.

     In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling costs), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000 (the Partnership's basis is $230,000 in such land).

     The aggregate amount of distributions paid to the Limited and General Partners each year since inception of the Partnership were as follows:


                1979                   $   338,000
                1980                     1,281,000
                1981                     1,449,000
                1982                     4,455,000
                1983                     2,737,000
                1984                     3,187,000
                1985                     3,868,000
                1986                     4,046,000
                1987                     3,506,000
                1988                     3,211,000
                1989                    26,253,000
                1990                       438,000
                1991                       146,000
                1992                             -
                1993                             -
                1994                             -
                1995                             -
                1996                             -

     Quarterly distributions were reduced in 1990 and discontinued in 1991, to enable the Partnership to increase its cash reserves for principal payments that commenced in 1991 and are scheduled to increase in subsequent years through 1999, at which time the remaining principal balance is payable.

     During the third quarter of 1987, the limited partners recovered all of their initial investment thereby increasing the General Partners' share of cash distributions from 8% to 25% (see Item 13).

     During  1989,  the  Partnership  financed  all  of  its  properties  with a
$26,250,000  loan  with  fixed  interest  of  10.75%  per  annum.   Proceeds  of
$24,356,000 were distributed to the partners in June 1989 and are included in the 1989 distribution. In February 1994, the Partnership made a prepayment of principal totaling $1,530,000 on this note. As a result of the pre-payment, the monthly payment of principal and interest has been reduced from $257,000 to $242,000. At December 31, 1996, the outstanding balance of the mortgage note was $22,748,000, which matures on June 1, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

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

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

        Name                              Positions with PSI
--------------------         --------------------------------------------------
B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Hugh W. Horne                Senior Vice President
Obren B. Gerich              Senior Vice President
Marvin M. Lotz               Senior Vice President
David Goldberg               Senior Vice President and General Counsel
A. Timothy Scott             Senior Vice President and Tax Counsel
Sarah Hass                   Vice President and Secretary
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Uri P. Harkham               Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively , the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc., Public Storage Properties XII Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc., and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice President of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITs since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of the PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Ready Pac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

     (a) At February 28, 1997, the following persons beneficially owned more than 5% of the Units:

         Title                        Name and Address                 Amount of Beneficial              Percent
        of Class                    of Beneficial Owner                     Ownership                   of Class
---------------------     -----------------------------------          ---------------------            ----------
Units of Limited          Public Storage, Inc.                           21,221 Units (1)                 48.2%
Partnership Interest      701 Western Avenue
                          Glendale, California 91201

Units of Limited          B. Wayne Hughes                                4,982 Units (2)                  11.3%
Partnership Interest      701 Western Avenue
                          Glendale, California 91201

 (1) Includes (i) 16,369 Units owned by PSI as to which PSI has sole voting and dispositive power and (ii) 4,852 Units which PSI has an option to acquire (together with other securities) from BWH Marina Corporation II (a corporation wholly-owned by Hughes) and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

 (2) Includes (i) 130 Units owned by BWH Marina Corporation II, a Corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power and (ii) 4,852 Units owned by BWH Marina Corporation II as to which Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units (see footnote 1 above).

     (b) The Partnership has no officers and directors. The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 27 Units (0.06% of the Units). The directors and executive officers of PSI (including Hughes), as a group (13 persons), own an aggregate of 5,034 Units, representing 11.4% of the Units (including the 4,982 Units beneficially owned by Hughes as set forth above).

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

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1996, the Partnership paid fees of $132,000 to PSI pursuant to the Management Agreement.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid to PSI, 8 months of 1996 management fees at a cost of $229,000. The amount has been amortized as management fees paid to affiliate during 1996.

     Through 1996, the Partnerships' commercial property was managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1996, the Partnership paid $11,000 to PSCPG pursuant to the Management Agreement. PSI has a 95% economic interest (represented by nonvoting preferred stock) in PSCPG and the Hughes Family had a 5% economic interest (represented by voting common stock) in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two unaffiliated investors.

     In January 1997, AOPPLP became the operator of the Partnership's commercial property pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

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

            1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

            2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

            3.  Exhibits:  See Exhibit Index contained below.

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1996.

        (c) Exhibits:  See Exhibit Index contained below.

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS
          Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                     PUBLIC STORAGE PROPERTIES V, LTD.,
                                     a California Limited Partnership

Dated:  March 26, 1997        By:    Public Storage, Inc., General Partner


                              By:    /s/ B Wayne Hughes
                                     ---------------------------------------
                                     B. Wayne Hughes, Chairman of the Board

                              By:    /s/ B Wayne Hughes
                                     ---------------------------------------
                                     B. Wayne Hughes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

Signature                                    Capacity                                           Date
------------------------                     ----------------------------------------------     --------------
/s/ B Wayne Hughes                           Chairman of the Board and                          March 26, 1997
------------------------                     Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                              and General Partner (principal executive officer)


/s/ Harvey Lenkin                            President and Director                             March 26, 1997
------------------------                     of Public Storage, Inc.
Harvey Lenkin


/s/ John Reyes                               Senior Vice President and Chief Financial          March 26, 1997
------------------------                     Officer of Public Storage, Inc.
John Reyes                                   (principal financial officer) and principal
                                             accounting officer)

/s/ Robert J. Abernethy                      Director of Public Storage, Inc.                   March 26, 1997
------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                         Director of Public Storage, Inc.                   March 26, 1997
------------------------
Dann V. Angeloff

/s/ William C. Baker                         Director of Public Storage, Inc.                   March 26, 1997
------------------------
William C. Baker

/s/ Uri P. Harkham                           Director of Public Storage, Inc.                   March 26, 1997
------------------------
Uri P. Harkham

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))




                                                                         Page
                                                                      References
                                                                      ----------

 Report of Independent Auditors                                           F-1


 Financial Statements and Schedule:


 Balance Sheets as of December 31, 1996 and 1995                          F-2

 For each of the three years in the period ended December 31, 1996:

     Statements of Income                                                 F-3

     Statements of Partners' Equity (Deficit)                             F-4

     Statements of Cash Flows                                         F-5 - F-6


 Notes to Financial Statements                                       F-7 - F-10


 Schedule for the years ended December 31, 1996, 1995 and 1994:

     III - Real Estate and Accumulated Depreciation                 F-11 - F-12


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
Public Storage Properties V, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                       ERNST & YOUNG  LLP

March 24, 1997
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995



                                                                                      1996                 1995
                                                                                   ------------        -----------
                                     ASSETS
                                     ------
Cash and cash equivalents                                                          $3,177,000           $1,156,000
Marketable securities of affiliate (cost of $5,283,000)                            13,658,000            8,371,000
Rent and other receivables                                                            115,000               85,000

Real estate facilities:
     Buildings and equipment                                                       14,686,000           14,158,000
     Land (including land held for sale of $230,000 and $593,000
     at December 31, 1996 and December 31, 1995, respectively)                      4,714,000            5,077,000
                                                                                   ------------        -----------
                                                                                   19,400,000           19,235,000
     Less accumulated depreciation                                                 (9,046,000)          (8,281,000)
                                                                                   ------------        -----------
                                                                                   10,354,000           10,954,000
                                                                                   ------------        -----------

Other assets                                                                          286,000              571,000
                                                                                   ------------        -----------

Total assets                                                                      $27,590,000          $21,137,000
                                                                                  =============        ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------

Accounts payable                                                                      $51,000             $101,000
Deferred revenue                                                                      195,000              196,000
Mortgage note payable                                                              22,748,000           23,196,000

Partners' equity (deficit):

     Limited partners' deficit, $500 per
       unit, 44,000 units authorized, issued and outstanding                       (2,806,000)          (4,042,000)
     General partners' deficit                                                       (973,000)          (1,402,000)
     Unrealized gain on marketable securities                                       8,375,000            3,088,000
                                                                                   ------------        -----------

     Total partners' equity (deficit)                                               4,596,000           (2,356,000)
                                                                                   ------------        -----------

Total liabilities and partners' equity                                            $27,590,000          $21,137,000
                                                                                  =============        ===========

                          See accompanying notes.
                                       F-2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995, and 1994



                                                                     1996                  1995                  1994
                                                                 ----------            ----------           ----------
REVENUES:
Rental income                                                    $6,589,000            $6,210,000           $6,012,000
Dividends from marketable securities of affiliate                   388,000               373,000              277,000
Other income                                                        116,000               163,000              149,000
                                                                 ----------            ----------           ----------
                                                                  7,093,000             6,746,000            6,438,000
                                                                 ----------            ----------           ----------
COSTS AND EXPENSES:

Cost of operations                                                1,696,000             1,565,000            1,507,000
Management fees paid to affiliates                                  372,000               371,000              372,000
Depreciation                                                        765,000               688,000              618,000
Administrative                                                       75,000                71,000               75,000
Environmental cost                                                        -                27,000                    -
Interest expense                                                  2,533,000             2,598,000            2,677,000
                                                                 ----------            ----------           ----------

                                                                  5,441,000             5,320,000            5,249,000
                                                                 ----------            ----------           ----------
Net income before gain on sale of land                            1,652,000             1,426,000            1,189,000

Gain on sale of land                                                 13,000                     -                    -
                                                                 ----------            ----------           ----------
NET INCOME                                                       $1,665,000            $1,426,000           $1,189,000
                                                                 ----------            ----------           ----------

Limited partners' share of net income ($37.45 per unit in
  1996, $32.09 per unit in 1995, and $26.75 per
  unit in 1994)                                                  $1,648,000            $1,412,000           $1,177,000

General partners' share of net income                                17,000                14,000               12,000
                                                                 ----------            ----------           ----------
                                                                 $1,665,000            $1,426,000           $1,189,000
                                                                 ==========            ==========           ==========

                          See accompanying notes.
                                       F-3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              For the years ended December 31, 1996, 1995, and 1994


                                                                                  Unrealized Gain on
                                                                                      Marketable           Total Partners'
                                     Limited Partners       General Partners          Securities           Equity(Deficit)
                                     -----------------      ----------------     -------------------      -----------------

Balance at December 31, 1993             $(5,984,000)           $(2,075,000)            $        -            $(8,059,000)

Unrealized gain on marketable
securities                                         -                      -              1,126,000              1,126,000

Net income                                 1,177,000                 12,000                      -              1,189,000

Equity transfer                             (294,000)               294,000                      -                      -
                                     -----------------      ----------------     -------------------      -----------------

Balance at December 31, 1994              (5,101,000)            (1,769,000)             1,126,000             (5,744,000)

Unrealized gain on marketable
securities                                         -                      -              1,962,000              1,962,000

Net income                                 1,412,000                 14,000                      -              1,426,000

Equity transfer                             (353,000)               353,000                      -                      -
                                     -----------------      ----------------     -------------------      -----------------

Balance at December 31, 1995              (4,042,000)            (1,402,000)             3,088,000             (2,356,000)

Unrealized gain on marketable
securities                                         -                      -              5,287,000              5,287,000

Net income                                 1,648,000                 17,000                      -              1,665,000

Equity transfer                             (412,000)               412,000                      -                      -
                                     -----------------      ----------------     -------------------      -----------------

Balance at December 31, 1996             $(2,806,000)             $(973,000)            $8,375,000             $4,596,000
                                     =================      ================     ===================      =================


                          See accompanying notes.
                                       F-4


                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994


                                                                      1996                  1995                  1994
                                                                   ----------            ----------            ----------
Cash flows from operating activities:
   Net income                                                      $1,665,000            $1,426,000            $1,189,000

   Adjustments to reconcile net income to cash provided by operating activities:

   Gain on sale of land                                               (13,000)                    -                     -
   Depreciation                                                       765,000               688,000               618,000
   Increase in rent and other receivables                             (30,000)              (11,000)                    -
   Amortization of prepaid loan fees                                   82,000                82,000                82,000
   Amortization (payment) of prepaid management fees                  229,000              (229,000)                    -
   Increase in other assets                                           (26,000)               (2,000)               (2,000)
   Decrease in accounts payable                                       (50,000)             (295,000)             (349,000)
   Decrease in deferred revenue                                        (1,000)              (33,000)              (24,000)
                                                                   ----------            ----------            ----------

     Total adjustments                                                956,000               200,000               325,000
                                                                   ----------            ----------            ----------

     Net cash provided by operating activities                      2,621,000             1,626,000             1,514,000
                                                                   ----------            ----------            ----------

Cash flows form investing activities:

   Insurance proceeds relating to damaged real estate
   facility                                                                 -                     -               825,000
   Purchase of marketable securities of affiliate                           -              (398,000)           (2,817,000)
   Proceeds from sale of land                                         376,000                     -                     -
   Additions to real estate facilities                               (528,000)             (334,000)             (167,000)
                                                                   ----------            ----------            ----------
     Net cash used in investing activities                           (152,000)             (732,000)           (2,159,000)
                                                                   ----------            ----------            ----------

Cash flows from financing activities:

   Principal payments on mortgage note payable                       (448,000)             (413,000)           (1,832,000)
                                                                   ----------            ----------            ----------

     Net cash used in financing activities                           (448,000)             (413,000)           (1,832,000)
                                                                   ----------            ----------            ----------

Net increase (decrease) in cash and cash equivalents                2,021,000               481,000            (2,477,000)

Cash and cash equivalents at the beginning of the year              1,156,000               675,000             3,152,000
                                                                   ----------            ----------            ----------
Cash and cash equivalents at the end of the year                   $3,177,000            $1,156,000              $675,000
                                                                   ==========            ==========            ==========

                             See accompanying notes.
                                       F-5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994
                                   (Continued)


                                                                        1996                 1995                  1994
                                                                     -----------          -----------          -----------

Supplemental schedule of non-cash investing and
  financing activities:
   Increase in fair value of marketable securities of                $(5,287,000)         $(1,962,000)         $(1,126,000)
     affiliate                                                       ===========          ===========          ===========


   Unrealized gain on marketable securities of affiliate              $5,287,000           $1,962,000           $1,126,000
                                                                     ===========          ===========          ===========

                             See accompanying notes.
                                       F-6

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation:
         ----------------------

               Certain prior year amounts have been reclassified to conform with 1996 presentation.

         Real Estate Facilities:
         -----------------------

               Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 1996 and 1995 to develop mini-warehouses and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

               In August 1992, the buildings at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. The Partnership received insurance proceeds totaling $2,881,000, which included an amount for the replacement cost of the destroyed buildings as well as for business interruption. In 1993, the General Partners decided that it would be more beneficial to the
         Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location and therefore, decided not to reconstruct the buildings. Accordingly, in 1993 the Partnership reduced real estate facilities by the net book value of the destroyed buildings, resulting in a gain of $1,369,000. In December 1995, the Partnership entered into an option agreement with a buyer to sell the land for $850,000 In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000 (the Partnership's basis in the land is $230,000 in such land).

               Included in other income are $109,000 and $87,000 of business interruption proceeds (net of certain costs and expenses of maintaining the property) for the years ended December 31, 1995, and 1994, respectively.


               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in 1996 and the adoption had no effect on the Partnership's financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)
         ------------------------------------------------------------------

         Allocation of Net Income:
         -------------------------

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

         Cash and Cash Equivalents:
         --------------------------

               For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Marketable Securities:
         ----------------------

               Marketable securities at December 31, 1996 and 1995 consist of 440,584 shares of common stock of PSI. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1996 and 1995, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1996 and 1995, and has recorded a corresponding unrealized gain totaling $5,287,000, $1,962,000 and $1,126,000 for the years ended December 31, 1996, 1995 and 1994, respectively, as a credit to Partnership equity. The Partnership recognized dividends of $388,000, $373,000, and $277,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Other Assets:
         -------------

               Included in other assets is deferred financing costs of $197,000 ($279,000 at December 31, 1995). Such balance is being amortized as interest expense using the straight-line basis over the life of the loan.

         Use of Estimates
         ----------------

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:
         -------------------

               Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $27,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

3.       CASH DISTRIBUTIONS

               The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since 1991 for debt service payments.

4.       PARTNERS' EQUITY

               The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1987, the limited partnars recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to conform the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on results of operations or distributions to partners.

               The financing of the properties (Note 7) provided the Partnership with cash for a special distribution without affecting the Partnership's taxable income. Proceeds of approximately $24,356,000 were distributed to the partners in June 1989 resulting in a deficit in the limited and general partners' equity accounts.

5.       RELATED PARTY TRANSACTIONS

               The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Partnership's commercial property was operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a management agreement which provides for a fee equal to 5% of the facility's monthly gross revenue (as defined).

               PSI has a 95% economic interest in PSCPG and the Hughes Family had a 5% economic interest in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors.

               In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the operator of the Partnership's commercial property pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximately 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

               In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid to PSI, 8 months of 1996 management fees at a cost of $229,000. The amount is included in other assets in the Balance Sheet at December 31, 1995. The amount has been amortized as management fees paid to affiliate during 1996.

6.       TAXES BASED ON INCOME

               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

               Taxable net income was $1,874,000,  $1,427,000 and $1,388,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The differences between taxable net income and net income is primarily
         related  to  depreciation   expense   resulting  from  differences  in
         depreciation methods.

7.       MORTGAGE NOTE PAYABLE

               On June 8, 1989, the  Partnership  financed all of its properties with a $26,250,000 ten-year nonrecourse note secured by the Partnership's properties. The note bears interest at 10.75%. The note provides payments of interest and principal of $242,000 per month. On June 1, 1999, the maturity date, a balloon payment for accrued interest and any unpaid principal is due.

               The Partnership believes that it is not practical to estimate the fair value of its long-term fixed rate debt at December 31, 1996 because there is no public market for such debt and although interest rates at December 31, 1996, are lower than when such debt was incurred, the Partnership does not believe it could obtain financing currently on such favorable terms. This is in part due to the reduced sources of real estate financing resulting from a variety of factors, including the present condition of financial institutions.

               The principal  repayment  schedule as of December 31, 1996 of the note is as follows:

                               1997                 $      476,000
                               1998                        530,000
                               1999                     21,742,000
                                                     -------------
                                                       $22,748,000
                                                     =============

               Interest  paid  on  the  note  was  $2,451,000,   $2,516,000  and
         $2,596,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1996


                                                         Initial Cost
                                                    -------------------------        Cost
                                                                  Building,      Subsequent to
                                                                 Land Imp &      construction
        Description             Encumbrances         Land         Equipment     (Improvements)
--------------------------     ---------------     ----------  --------------  ---------------
Mini-warehouses:
    CALIFORNIA
Belmont                               -              $478,000       $811,000       $101,000
Carson Street                         -               265,000        563,000         79,000
Palmdale                              -               114,000        721,000        194,000
Pasadena Fair Oaks                    -               686,000      1,219,000        134,000
Sacramento Carmichael                 -               305,000        850,000        204,000
Sacramento Florin                     -               326,000      1,063,000        167,000
San Jose Capitol Quimby               -               209,000        742,000        119,000
San Jose Felipe                       -               270,000        935,000        101,000
So. San Francisco                     -               532,000      1,488,000        358,000
  Spruce (1)

    FLORIDA
Miami Perrine (3)                     -               230,000         -                -
Miami 27th Avenue                     -               142,000        878,000        217,000
Miami 29th                            -               270,000        520,000        135,000

    GEORGIA
Atlanta Montreal Road                 -               397,000        888,000        154,000
Atlanta Mountain                      -               271,000        725,000        214,000
  Industrial Blvd.
Marietta-Cobb Parkway                 -               219,000        914,000        192,000
                               ---------------     ----------  --------------  ---------------
                                $22,748,000(2)     $4,714,000    $12,317,000     $2,369,000
                               ===============     ==========  ==============  ===============

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1996

                                           Gross Carrying Amount
                                           at December 31, 1996
                                 ----------------------------------------
                                                Building,
                                               Land Imp &                    Accumulated        Date
        Description                 Land        Equipment        Total      Depreciation      Completed
--------------------------       ---------  -----------------  ----------  --------------    -----------
Mini-warehouses:
    CALIFORNIA
Belmont                           $478,000       $912,000      $1,390,000      $602,000          12/79
Carson Street                      265,000        642,000         907,000       415,000          01/80
Palmdale                           114,000        915,000       1,029,000       567,000          01/80
Pasadena Fair Oaks                 686,000      1,353,000       2,039,000       842,000          03/80
Sacramento Carmichael              305,000      1,054,000       1,359,000       630,000          07/80
Sacramento Florin                  326,000      1,230,000       1,556,000       758,000          06/80
San Jose Capitol Quimby            209,000        861,000       1,070,000       527,000          07/80
San Jose Felipe                    270,000      1,036,000       1,306,000       645,000          12/80
So. San Francisco                  532,000      1,846,000       2,378,000     1,070,000          11/80
  Spruce (1)

    FLORIDA
Miami Perrine (3)                  230,000              -         230,000             -          01/80
Miami 27th Avenue                  142,000       1,095,000      1,237,000       690,000          05/80
Miami 29th                         270,000         655,000        925,000       433,000          10/79

    GEORGIA
Atlanta Montreal Road              397,000       1,042,000      1,439,000       629,000          06/80
Atlanta Mountain                   271,000         939,000      1,210,000       541,000          09/80
  Industrial Blvd.
Marietta-Cobb Parkway              219,000       1,106,000      1,325,000       697,000          10/79
                                 ------------  ------------    ----------  -------------     -----------
                                $4,714,000     $14,686,000    $19,400,000     $9,046,000
                                ============   ============    ==========  =============

(1)  A portion of the property has been developed as a business park.
(2) All fifteen mini-warehouse locations are encumbered by a promissory note. The $22,748,000 listed above is the principal balance remaining on the note at 12/31/96.
(3) In 1993, the buildings and improvements at the Miami/Perrine property that were destroyed by Hurricane Andrew were written off. In 1996, the Partnership sold approximately 61% of the Miami/Perrine property.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)

           Reconciliation of Real Estate and Accumulated Depreciation

                             Year Ended December 31,

                                                            1996                    1995                     1994
                                                         -----------             -----------              -----------
Investment in Real estate
   Balance at the beginning of the year                  $19,235,000             $18,901,000              $18,734,000
   Additions through cash expenditures                       528,000                 334,000                  167,000
   Deductions through sale of land                          (363,000)                 -                        -
                                                         -----------             -----------              -----------
Balance at the end of the year                           $19,400,000             $19,235,000              $18,901,000
                                                         ===========             ===========              ===========


Accumulated Depreciation
   Balance at the beginning of the year                   $8,281,000              $7,593,000               $6,975,000
   Additions charged to costs and expenses                   765,000                 688,000                  618,000
                                                         -----------             -----------              -----------

Balance at the end of the year                            $9,046,000              $8,281,000               $7,593,000
                                                         ===========             ===========              ===========