Form 10-Q
period 1997-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 1997-05-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                  95-3292068
-----------------------------------------               ------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

        701 Western Avenue
       Glendale, California                                               91201
-----------------------------------------               ------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                        ------------------------




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

                                      INDEX


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 1997
   and December 31, 1996                                                   2

Condensed statements of income for the three
   months ended March 31, 1997 and 1996                                    3

Condensed statement of partners' equity for the
   three months ended March 31, 1997                                       4

Condensed statements of cash flows for the
   three months ended March 31, 1997 and 1996                              5

Notes to condensed financial statements                                    6

Management's discussion and analysis of
   financial condition and results of operations                         7-8


PART II.  OTHER INFORMATION                                                9




                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      March 31,             December 31,
                                                                                        1997                    1996
                                                                                   ----------------       ----------------
                                                                                     (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                           $    3,790,000         $    3,177,000
Marketable securities of affiliate (cost of $5,283,000)                                 12,777,000             13,658,000
Rent and other receivables                                                                 102,000                115,000

Real estate facilities:
     Buildings and equipment                                                            14,785,000             14,686,000
     Land (including land held for sale of $230,000)                                     4,714,000              4,714,000
                                                                                   ----------------       ----------------
                                                                                        19,499,000             19,400,000
     Less accumulated depreciation                                                      (9,251,000)            (9,046,000)
                                                                                   ----------------       ----------------
                                                                                        10,248,000             10,354,000
                                                                                   ----------------       ----------------

Other assets                                                                               254,000                286,000
                                                                                   ----------------       ----------------
Total assets                                                                           $27,171,000            $27,590,000
                                                                                   ================       ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                                      $    141,000           $     51,000
Deferred revenue                                                                           212,000                195,000
Mortgage note payable                                                                   22,634,000             22,748,000

Partners' equity:

     Limited partners' deficit, $500 per unit, 44,000 units
        authorized, issued and outstanding                                              (2,458,000)            (2,806,000)
     General partners' deficit                                                            (852,000)              (973,000)
     Unrealized gain on marketable securities                                            7,494,000              8,375,000
                                                                                   ----------------       ----------------
     Total partners' equity                                                              4,184,000              4,596,000
                                                                                   ----------------       ----------------
Total liabilities and partners' equity                                                 $27,171,000            $27,590,000
                                                                                   ================       ================



                            See accompanying notes.
                                       2




                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                   --------------------------------------
                                                                                        1997                   1996
                                                                                   ----------------    ------------------

REVENUES:
Rental income                                                                       $   1,712,000          $   1,584,000
Dividends from marketable  securities of affiliate                                         97,000                 97,000
Other income                                                                               45,000                 17,000
                                                                                   ----------------    ------------------
                                                                                        1,854,000              1,698,000
                                                                                   ----------------    ------------------
COSTS AND EXPENSES:

Cost of operations                                                                        450,000                397,000
Management fees paid to affiliates                                                        102,000                 89,000
Depreciation                                                                              205,000                183,000
Administrative                                                                             10,000                  9,000
Interest expense                                                                          618,000                623,000
                                                                                   ----------------    ------------------

                                                                                        1,385,000              1,301,000
                                                                                   ----------------    ------------------

NET INCOME                                                                          $     469,000          $     397,000
                                                                                   ================    ==================


Limited partners' share of net income ($10.55 per unit
   in 1997 and $8.93 per unit in 1996)                                              $     464,000          $     393,000

General partners' share of net income                                                       5,000                  4,000
                                                                                   ----------------    ------------------

                                                                                    $     469,000          $     397,000
                                                                                   ================    ==================



                            See accompanying notes.
                                       3




                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                                        Unrealized
                                                                                         Gain on                Total
                                                Limited              General            Marketable            Partners'
                                               Partners             Partners            Securities             Equity
                                             ------------         ------------         ------------         ------------
Balance at December 31, 1996                 $(2,806,000)          $(973,000)           $8,375,000           $4,596,000

Unrealized loss on marketable
   securities                                      -                    -                 (881,000)            (881,000)

Net income                                       464,000               5,000                  -                 469,000

Equity transfer                                 (116,000)            116,000                  -                    -
                                             ------------         ------------         ------------         ------------
Balance at March 31, 1997                    $(2,458,000)          $(852,000)           $7,494,000           $4,184,000
                                             ============         ============         ============         ============



                            See accompanying notes.
                                       4



                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                   --------------------------------------
                                                                                        1997                   1996
                                                                                   -----------------    -----------------
Cash flows from operating activities:
     Net income                                                                     $     469,000          $     397,000

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                      205,000                183,000
        Decrease in rent and other receivables                                             13,000                  5,000
        Amortization of prepaid loan fees                                                  20,000                 20,000
        Decrease in other assets                                                           12,000                  1,000
        Amortization of prepaid management fees                                              -                    86,000
        Increase in accounts payable                                                       90,000                 52,000
        Increase in deferred revenue                                                       17,000                 20,000
                                                                                   -----------------    -----------------
         Total adjustments                                                                357,000                367,000
                                                                                   -----------------    -----------------

         Net cash provided by operating activities                                        826,000                764,000
                                                                                   -----------------    -----------------

Cash flow from investing activities:

     Additions to real estate facilities                                                  (99,000)               (51,000)
                                                                                   -----------------    -----------------
         Net cash used in investing activities                                            (99,000)               (51,000)
                                                                                   -----------------    -----------------

Cash flow from financing activities:

     Principal payments on mortgage note payable                                         (114,000)              (122,000)
                                                                                   -----------------    -----------------
         Net cash used in financing activities                                           (114,000)              (122,000)
                                                                                   -----------------    -----------------

Net increase in cash and cash equivalents                                                 613,000                591,000


Cash and cash equivalents at beginning of period                                        3,177,000              1,156,000
                                                                                   -----------------    -----------------

Cash and cash equivalents at end of period                                          $   3,790,000          $   1,747,000
                                                                                   -----------------    -----------------

Supplemental schedule of non-cash investing and financing activities:

    Decrease (increase) in fair value of marketable securities                      $     881,000          $    (606,000)
                                                                                   =================    =================

    Unrealized (loss) gain on marketable securities                                 $    (881,000)         $     606,000
                                                                                   =================    =================



                            See accompanying notes.
                                       5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 1997 consist of 440,584 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1997, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 1997. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     The Partnership's net income for the three months ended March 31, 1997 was $469,000 compared to $397,000 for the three months ended March 31, 1996, representing an increase of $72,000 or 18%. The increase is primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income for the three months ended March 31, 1997 was $1,712,000 compared to $1,584,000 for the three months ended March 31, 1996, representing an increase of $128,000 or 8%. This increase is primarily attributable to increased occupancy levels at the Partnership's mini-warehouse facilities and rental rates at both the Partnership's mini-warehouse and business-park facilities. Realized rent at the mini-warehouse facilities for the three month ended March 31, 1997 increased to $.80 per occupied square foot from $.78 per occupied square foot for the three months ended March 31,1996. Weighted average occupancy levels at the mini-warehouse facilities were 93% and 89% for the three months ended March 31, 1997 and 1996, respectively. Rental income at the Partnership's San Francisco business park facility increased $5,000 for the three month ended March 31, 1997 compared to the same period in 1996 due to an increase in rental rates. Realized rent for the three months ended March 31, 1997 increased to $1.18 per occupied square foot from $1.07 per occupied square foot for the three month ended March 31, 1996. Weighted average occupancy levels at the business park facility were 92% and 94% for the three months ended March 31, 1997 and 1996, respectively.

     Other income increased $28,000 for the three months ended March 31, 1997 compared to the same period in 1996 due to an increase in interest income earned on invested cash balances.

     Cost of operations (including management fees paid to affiliates) for the three months ended March 31, 1997 was $552,000 compared to $486,000 for the three months ended March 31, 1996, representing an increase of $66,000 or 14%. This increase is primarily due to an increase in management fees and property tax expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations, discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $6,000 lower than it would have been under the customary, undiscounted fee structure.

     Interest expense decreased $5,000 for the three months ended March 31, 1997 compared to the same period in 1996 due primarily to a lower outstanding loan balance in 1997 over 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($826,000 for the three months ended March 31, 1997) have been sufficient to meet all current obligations of the Partnership.

     At March 31, 1997, the Partnership held 440,584 shares of common stock with a fair value totaling $12,777,000 (cost basis of $5,283,000 at March 31, 1997) in Public Storage, Inc. The Partnership recognized $97,000 in dividends for the three months ended March 31, 1997.

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

Item 5 Other Information
       -----------------

     In May 1997, B. Wayne Hughes completed a cash tender offer, which had commenced in March 1997, pursuant to which B. Wayne Hughes acquired a total of 5,937 additional limited partnership units in the Partnership at $459 per unit. PSI has an option to purchase such 5,937 units from B. Wayne Hughes, at his cost, at any time after May 2, 1998.

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




                                    DATED: May 13, 1997

                                    PUBLIC STORAGE PROPERTIES V, LTD

                                    BY:  Public Storage, Inc.
                                         General Partner



                                    BY: /s/ John Reyes
                                        --------------
                                        John Reyes
                                        Senior Vice President and
                                          Chief Financial Officer