Form 10-Q
period 1997-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1997-08-12
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                               -------   -------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                                   95-3292068
---------------------------------------                    --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)

   701 Western Avenue
   Glendale, California                                                91201
---------------------------------------                    --------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                      INDEX




                                                                   Page
                                                                  -----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1997
     and December 31, 1996                                           2

Condensed statements of income for the three
     and six months ended June 30, 1997 and 1996                     3

Condensed statement of partners' equity for the
     six months ended June 30, 1997                                  4

Condensed statements of cash flows for the
     six months ended June 30, 1997 and 1996                         5

Notes to condensed financial statements                              6

Management's discussion and analysis of
     financial condition and results of operations                 7-8


PART II.  OTHER INFORMATION                                          9

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                        June 30,             December 31,
                                                                                          1997                   1996
                                                                                  ------------------      ----------------
                                                                                     (Unaudited)

                                     ASSETS
                                     ------
Cash and cash equivalents                                                          $     3,086,000        $     3,177,000
Marketable securities of affiliate
     (cost of $6,353,000 in 1997 and $5,283,000 in 1996)                                14,035,000             13,658,000
Rent and other receivables                                                                 130,000                115,000

Real estate facilities, at cost:
     Buildings and equipment                                                            14,936,000             14,686,000
     Land (including land held for sale of $230,000)                                     4,714,000              4,714,000
                                                                                  ------------------      ----------------
                                                                                        19,650,000             19,400,000

     Less accumulated depreciation                                                      (9,457,000)            (9,046,000)
                                                                                  ------------------      ----------------
                                                                                        10,193,000             10,354,000
                                                                                  ------------------      ----------------

Other assets                                                                               237,000                286,000
                                                                                  ------------------      ----------------

Total assets                                                                       $    27,681,000        $    27,590,000
                                                                                  ==================      ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------
Accounts payable                                                                   $        91,000        $        51,000
Deferred revenue                                                                           186,000                195,000
Mortgage note payable                                                                   22,517,000             22,748,000

Partners' equity:
     Limited partners' deficit, $500 per unit, 44,000 units
         authorized, issued and outstanding                                             (2,075,000)            (2,806,000)
     General partners' deficit                                                            (720,000)              (973,000)
     Unrealized gain on marketable securities                                            7,682,000              8,375,000
                                                                                  ------------------      ----------------

     Total partners' equity                                                              4,887,000              4,596,000
                                                                                  ------------------      ----------------

Total liabilities and partners' equity                                             $    27,681,000        $    27,590,000
                                                                                  ==================      ================


                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                         ---------------------------------    ------------------------------
                                                                1997              1996             1997              1996
                                                         -------------       -------------    -------------    -------------

  REVENUES:


  Rental income                                           $  1,739,000       $ 1,631,000     $  3,451,000       $ 3,215,000
  Dividends from marketable securities of affiliate            105,000            97,000          202,000           194,000
  Other income                                                  46,000            23,000           91,000            40,000
                                                         -------------       -------------    -------------    -------------
                                                             1,890,000         1,751,000        3,744,000         3,449,000
                                                         -------------       -------------    -------------    -------------

  COSTS AND EXPENSES:

  Cost of operations                                           413,000           403,000          863,000           800,000
  Management fees paid to affiliates                           104,000            88,000          206,000           177,000
  Depreciation                                                 206,000           189,000          411,000           372,000
  Administrative                                                25,000            21,000           35,000            30,000
  Interest expense                                             627,000           640,000        1,245,000         1,263,000
                                                         -------------       -------------    -------------    -------------
                                                             1,375,000         1,341,000        2,760,000         2,642,000
                                                         -------------       -------------    -------------    -------------

  Net income before gain on sale of land                       515,000           410,000          984,000           807,000

  Gain on sale of land                                          -                 13,000             -               13,000
                                                         -------------       -------------    -------------    -------------

  NET INCOME                                              $    515,000       $   423,000      $    984,000      $   820,000
                                                         =============       =============    =============    =============

  Limited partners' share of net income ($22.14 per
    unit in 1997 and $18.45 per unit in 1996)                                                 $    974,000      $   812,000

  General partners' share of net income                                                             10,000            8,000
                                                                                              -------------    -------------

                                                                                              $    984,000      $   820,000
                                                                                              ==============   =============

                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                           Unrealized
                                                                                             Gain on            Total
                                                          Limited           General         Marketable         Partners'
                                                          Partners          Partners        Securities          Equity
                                                         -----------        ---------       -----------        ----------

Balance at December 31, 1996                             $(2,806,000)       $(973,000)       $8,375,000        $4,596,000

Unrealized loss on marketable securities                       -                -              (693,000)         (693,000)

Net income                                                   974,000           10,000             -               984,000

Equity transfer                                             (243,000)         243,000             -                -
                                                         -----------        ---------       -----------        ----------

Balance at June 30, 1997                                 $(2,075,000)       $(720,000)       $7,682,000        $4,887,000
                                                         ============       ==========      ===========        ==========

                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                        1997                   1996
                                                                                   --------------------------------------
Cash flows from operating activities:

     Net income                                                                    $       984,000        $       820,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Gain on sale of land                                                                -                    (13,000)
         Depreciation                                                                      411,000                372,000
         Increase in rent and other receivables                                            (15,000)               (11,000)
         Amortization of prepaid loan fees                                                  41,000                 41,000
         Decrease (increase) in other assets                                                 8,000                 (9,000)
         Amortization of prepaid management fees                                             -                    172,000
         Increase in accounts payable                                                       40,000                 33,000
         (Decrease) increase in deferred revenue                                            (9,000)                12,000
                                                                                   ---------------        ---------------
              Total adjustments                                                            476,000                597,000
                                                                                   ---------------        ---------------

              Net cash provided by operating activities                                  1,460,000              1,417,000
                                                                                   ---------------        ---------------

Cash flow from investing activities:

     Purchase of marketable securities of affiliate                                     (1,070,000)                 -
     Proceeds from sale of land                                                              -                    376,000
     Additions to real estate facilities                                                  (250,000)              (231,000)
                                                                                   ---------------        ---------------
              Net cash (used in) provided by investing activities                       (1,320,000)               145,000
                                                                                   ---------------        ---------------

Cash flow from financing activities:

     Principal payments on mortgage note payable                                          (231,000)              (227,000)
                                                                                   ---------------        ---------------
              Net cash used in financing activities                                       (231,000)              (227,000)
                                                                                   ---------------        ---------------

Net (decrease) increase in cash and cash equivalents                                       (91,000)             1,335,000

Cash and cash equivalents at beginning of period                                         3,177,000              1,156,000
                                                                                   ---------------        ---------------

Cash and cash equivalents at end of period                                         $     3,086,000        $     2,491,000
                                                                                   ===============        ===============

Supplemental schedule of non-cash investing and financing activities:

     Decrease (increase) in fair value of marketable securities                    $       693,000        $      (716,000)
                                                                                   ===============        ===============

     Unrealized (loss) gain on marketable securities                               $      (693,000)       $       716,000
                                                                                   ===============        ===============

     Decrease in land due to sale                                                  $         -            $       363,000
                                                                                   ===============        ===============

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

 2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months then ended.

 3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

 4. Marketable securities at June 30, 1997 consist of 479,834 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1997, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1997. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $984,000 compared to $820,000 for the six months ended June 30, 1996, representing an increase of $164,000 or 20%. The Partnership's net income for the three months ended June 30, 1997 was $515,000 compared to $423,000 for the three months ended June 30, 1996, representing an increase of $92,000 or 22%. These increases are primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with a decrease in interest expense.

     Rental income for the six months ended June 30, 1997 was $3,451,000 compared to $3,215,000 for the six months ended June 30, 1996, representing an increase of $236,000 or 7%. Rental income for the three months ended June 30, 1997 was $1,739,000 compared to $1,631,000 for the three months ended June 30, 1996, representing an increase of $108,000 or 7%. The increases for the three and six months ended June 30, 1997 are attributable to increases in rental rates and occupancy levels at the Partnership's mini-warehouse and business-park facilities. Realized rent at the mini-warehouse facilities for the six months ended June 30, 1997 increased to $.80 per occupied square foot from $.78 per occupied square foot for the six months ended June 30, 1996. Weighted average occupancy levels at the mini-warehouse facility were 94% and 90% for the six months ended June 30, 1997 and 1996, respectively. Rental income at the Partnership's San Francisco business park facility increased by $9,000 for the six months ended June 30, 1997 compared to the same period in 1996 due to increases in both rental rates and occupancy levels. Realized rent for the six months ended June 30, 1997 increased to $1.18 per occupied square foot from $1.15 per occupied square foot for the six months ended June 30, 1996. Weighted average occupancy levels at the business park facility were 96% and 92% for the six months ended June 30, 1997 and 1996, respectively.

     Other income increased $51,000 for the six months ended June 30, 1997 compared to the same period in 1996 due to an increase in interest income earned on invested cash.

     Dividend income from marketable securities of affiliate increased $8,000 for the six months ended June 30, 1997 compared to the same period in 1996 due to an increase in the number of shares owned in 1997 compared to the same period in 1996.

     Cost of operations (including management fees paid to affiliates) for the six months ended June 30, 1997 was $1,069,000 compared to $977,000 for the six months ended June 30, 1996, representing an increase of $92,000 or 9%. Cost of operations (including management fees paid to affiliates) for the three months ended June 30, 1997 was $517,000 compared to $491,000 for the three months ended June 30, 1996, representing an increase of $26,000 or 5%. This increase is mainly attributable to increases in management fees, property tax and payroll expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the six months ended June 30, 1996 was $16,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $18,000 for the six months ended June 30, 1997 compared to the same period in 1996 due primarily to a lower outstanding loan balance in 1997 over 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($1,460,000 for the six months ended June 30, 1997) have been sufficient to meet all current obligations of the Partnership.

     At June 30, 1997, the Partnership held 479,834 shares of common stock (marketable securities) with a fair value totaling $14,035,000 (cost basis of $6,353,000 at June 30, 1997) in Public Storage, Inc. In May 1997, the Partnership purchased an additional 39,250 shares of common stock in Public Storage, Inc. at an aggregate cost of $1,070,000. The Partnership recognized $202,000 in dividends for the six months ended June 30, 1997.

     In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to make principal payments that commenced in 1991 and to increase cash reserves in subsequent years through 1999, at which time the remaining principal balance is due.

                           PART II. OTHER INFORMATION


Items 1 through 4 are inapplicable.

Item 5 In May 1997, B. Wayne Hughes ("Hughes"), a general partner of the Partnership, completed a cash tender offer, which commenced in March 1997, pursuant to which Hughes acquired a total of 5,937 limited partnership units at $459 per Unit. Public Storage, inc. ("PSI"), the other general partner of the Partnership, has an option to purchase such 5,937 Units from Hughes, at Hughes' cost, at any time after May 2, 1998.


Item 6 Exhibits and Reports on Form 8-K.
       --------------------------------

         (a)  The following exhibit is included herein:

                  (27) Financial Data Schedule

         (b)  Form 8-K

                  The Partnership filed a Current Report on From 8-K dated May 2, 1997 (filed May 9, 1997), pursuant to Item 1, which stated that as a result of B. Wayne Hughes' cash tender offer to purchase limited partnership units in the Partnership ("Units") which was completed on May 2, 1997, as of May 2, 1997 B. Wayne Hughes and Public Storage, Inc., the general partners of the Partnership, beneficially owned an aggregate of 27,288 Units, representing 62.0% of the Units, and are in a position to control all voting decisions with respect to the Partnership.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  DATED: August 12, 1997

                                  PUBLIC STORAGE PROPERTIES V, LTD.

                                  BY:  Public Storage, Inc.
                                       General Partner




                                  BY:  /s/ John Reyes
                                       ---------------
                                       John Reyes
                                       Vice President and
                                          Chief Financial Officer