Form 10-Q
period 1997-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1997-11-12
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  -----------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


             California                                            95-3292068
-----------------------------------------                        ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

          701 Western Avenue
          Glendale, California                                          91201
-----------------------------------------                        ------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (818) 244-8080
                                                                 ------------


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

                                      INDEX


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1997
     and December 31, 1996                                                  2

Condensed statements of income for the three
     and nine months ended September 30, 1997 and 1996                      3

Condensed statement of partners' equity for the
     nine months ended September 30, 1997                                   4

Condensed statements of cash flows for the
     nine months ended September 30, 1997 and 1996                          5

Notes to condensed financial statements                                     6

Management's discussion and analysis of
     financial condition and results of operations                        7-8

PART II.  OTHER INFORMATION                                                 9

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                    September 30,          December 31,
                                                                                        1997                   1996
                                                                                ---------------------   --------------------
                                                                                     (Unaudited)

                                     ASSETS
                                     ------
Cash and cash equivalents                                                          $     3,676,000        $     3,177,000
Marketable securities of affiliate
     (cost of $6,353,000 in 1997 and $5,283,000 in 1996)                                14,215,000             13,658,000
Rent and other receivables                                                                 135,000                115,000

Real estate facilities, at cost:
     Buildings and equipment                                                            15,055,000             14,686,000
     Land (including land held for sale of $230,000)                                     4,714,000              4,714,000
                                                                                ---------------------   --------------------
                                                                                        19,769,000             19,400,000

     Less accumulated depreciation                                                      (9,664,000)            (9,046,000)
                                                                                ---------------------   --------------------
                                                                                        10,105,000             10,354,000
                                                                                ---------------------   --------------------

Other assets                                                                               219,000                286,000
                                                                                ---------------------   --------------------

Total assets                                                                       $    28,350,000        $    27,590,000
                                                                                =====================   ====================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                           169,000                 51,000
Deferred revenue                                                                           179,000                195,000
Mortgage note payable                                                                   22,396,000             22,748,000

Partners' equity:
     Limited partners' deficit, $500 per unit, 44,000 units
         authorized, issued and outstanding                                             (1,675,000)            (2,806,000)
     General partners' deficit                                                            (581,000)              (973,000)
     Unrealized gain on marketable securities                                            7,862,000              8,375,000
                                                                                ---------------------   --------------------

     Total partners' equity                                                              5,606,000              4,596,000
                                                                                ---------------------   --------------------

Total liabilities and partners' equity                                             $    28,350,000        $    27,590,000
                                                                                =====================   ====================

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                       -------------------------------- --------------------------------
                                                            1997             1996            1997              1996
                                                       ---------------  --------------- ---------------  ---------------

  REVENUES:

  Rental income                                         $  1,765,000      $  1,671,000   $  5,216,000      $  4,886,000
  Dividends from marketable securities of affiliate          106,000            97,000        308,000           291,000
  Other income                                                48,000            35,000        139,000            75,000
                                                       ---------------  --------------- ---------------  ---------------
                                                           1,919,000         1,803,000      5,663,000         5,252,000
                                                       ---------------  --------------- ---------------  ---------------
  COSTS AND EXPENSES:

  Cost of operations                                         407,000           421,000      1,270,000         1,221,000
  Management fees paid to affiliates                         105,000            93,000        311,000           270,000
  Depreciation                                               207,000           194,000        618,000           566,000
  Administrative                                              26,000            27,000         61,000            57,000
  Interest expense                                           635,000           636,000      1,880,000         1,899,000
                                                       ---------------  --------------- ---------------  ---------------
                                                           1,380,000         1,371,000      4,140,000         4,013,000
                                                       ---------------  --------------- ---------------  ---------------
  Net income before gain on sale of land                     539,000           432,000      1,523,000         1,239,000

  Gain on sale of land                                         -                -              -                 13,000
                                                       ---------------  --------------- ---------------  ---------------
  NET INCOME                                            $    539,000      $    432,000   $  1,523,000      $  1,252,000
                                                       ===============  =============== ===============  ===============


  Limited partners' share of net income ($34.27 per
    unit in 1997 and $28.16 per unit in 1996)                                            $  1,508,000      $  1,239,000

  General partners' share of net income                                                        15,000            13,000
                                                                                        ---------------  ---------------
                                                                                         $  1,523,000      $  1,252,000
                                                                                        ===============  ===============

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                            Unrealized
                                                                                              Gain on            Total
                                                          Limited          General          Marketable         Partners'
                                                         Partners          Partners         Securities          Equity
                                                       ---------------  ---------------   ---------------  ---------------
Balance at December 31, 1996                            $(2,806,000)        $(973,000)        $8,375,000       $4,596,000

Unrealized loss on marketable securities                      -                -                (513,000)        (513,000)

Net income                                                 1,508,000            15,000           -              1,523,000

Equity transfer                                             (377,000)          377,000           -                 -
                                                       ---------------  ---------------   ---------------  ---------------

Balance at September 30, 1997                            $(1,675,000)        $(581,000)        $7,862,000       $5,606,000
                                                       ===============  ===============   ===============  ===============

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                 ---------------------------------------------
                                                                                        1997                   1996
                                                                                 ---------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                    $     1,523,000        $     1,252,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Gain on sale of land                                                                 -                   (13,000)
         Depreciation                                                                      618,000                566,000
         Increase in rent and other receivables                                            (20,000)               (14,000)
         Amortization of prepaid loan fees                                                  61,000                 61,000
         Decrease (increase) in other assets                                                 6,000                (21,000)
         Amortization of prepaid management fees                                              -                   229,000
         Increase in accounts payable                                                      118,000                 71,000
         Decrease in deferred revenue                                                      (16,000)                (4,000)
                                                                                 ---------------------  ----------------------

              Total adjustments                                                            767,000                875,000
                                                                                 ---------------------  ----------------------

              Net cash provided by operating activities                                  2,290,000              2,127,000
                                                                                 ---------------------  ----------------------
CASH FLOW FROM INVESTING ACTIVITIES:

     Purchase of marketable securities of affiliate                                     (1,070,000)                -
     Proceeds from sale of land                                                             -                     376,000
     Additions to real estate facilities                                                  (369,000)              (349,000)
                                                                                 ---------------------  ----------------------

              Net cash (used in) provided by investing activities                       (1,439,000)                27,000
                                                                                 ---------------------  ----------------------
CASH FLOW FROM FINANCING ACTIVITIES:

     Principal payments on mortgage note payable                                          (352,000)              (336,000)
                                                                                 ---------------------  ----------------------

              Net cash used in financing activities                                       (352,000)              (336,000)
                                                                                 ---------------------  ----------------------

Net increase in cash and cash equivalents                                                  499,000              1,818,000

Cash and cash equivalents at beginning of period                                         3,177,000              1,156,000
                                                                                 ---------------------  ----------------------

Cash and cash equivalents at end of period                                         $     3,676,000        $     2,974,000
                                                                                 =====================  ======================
Supplemental schedule of non-cash investing and
     financing activities:

     Decrease (increase) in fair value of marketable securities                    $       513,000        $    (1,597,000)
                                                                                 =====================  ======================

     Unrealized (loss) gain on marketable securities                               $      (513,000)       $     1,597,000
                                                                                 =====================  ======================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 1997 consist of 479,834 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1997, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1997. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $1,523,000 compared to $1,252,000 for the nine months ended September 30, 1996, representing an increase of $271,000 or 22%. The Partnership's net income for the three months ended September 30, 1997 was $539,000 compared to $432,000 for the three months ended September 30, 1996, representing an increase of $107,000 or 25%. These increases are primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income for the nine months ended September 30, 1997 was $5,216,000 compared to $4,886,000 for the nine months ended September 30, 1996, representing an increase of $330,000 or 7%. Rental income for the three months ended September 30, 1997 was $1,765,000 compared to $1,671,00 for the three months ended September 30, 1996, representing an increase of $94,000 or 6%. The increases for the three and nine months ended September 30, 1997 are attributable to increases in rental rates and occupancy levels at the Partnership's mini-warehouse and business-park facilities. Realized rent at the mini-warehouse facilities for the nine months ended September 30, 1997 increased to $.80 per occupied square foot from $.78 per occupied square foot for the nine months ended September 30, 1996. Weighted average occupancy levels at the mini-warehouse facility were 95% and 92% for the nine months ended September 30, 1997 and 1996, respectively. Rental income at the Partnership's San Francisco business park facility increased by $14,000 for the nine months ended September 30, 1997 compared to the same period in 1996 due to increases in both rental rates and occupancy levels. Realized rent for the nine months ended September 30, 1997 increased to $1.18 per occupied square foot from $1.14 per occupied square foot for the nine months ended September 30, 1996. Weighted average occupancy levels at the business park facility were 97% and 93% for the nine months ended September 30, 1997 and 1996, respectively.

     Other income increased $64,000 for the nine months ended September 30, 1997 compared to the same periods in 1996 due to an increase in interest income earned on invested cash.

     Dividend income from marketable securities of affiliate increased $17,000 for the nine months ended September 30, 1997 compared to the same period in 1996 due to an increase in the number of shares owned in 1997 compared to the same period in 1996.

     Cost of operations (including management fees paid to affiliate) for the nine months ended September 30, 1997 was $1,581,000 compared to $1,491,000 for the nine months ended September 30, 1996, representing an increase of $90,000 or 6%. This increase is mainly attributable to increases in management fees, property taxes and payroll expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities. Cost of operations (including management fees paid to affiliate) for the three months ended September 30, 1997 was $512,000 compared to $514,000 for the three months ended September 30, 1996, representing a decrease of $2,000 or 1%. This decrease is mainly attributable to a decrease in repairs and maintenance expense partially offset by an increase in management fees expense.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the nine months ended September 30, 1996 was $22,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $19,000 for the nine months ended September 30, 1997 compared to the same period in 1996 due primarily to a lower outstanding loan balance in 1997 over 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($2,290,000 for the nine months ended September 30, 1997) have been sufficient to meet all current obligations of the Partnership.

     At September 30, 1997, the Partnership held 479,834 shares of common stock (marketable securities) with a fair value totaling $14,215,000 (cost basis of $6,353,000 at September 30, 1997) in Public Storage, Inc. In November 1997, the Partnership purchased an additional 25,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $683,000. The Partnership recognized $308,000 in dividends for the nine months ended September 30, 1997.

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




                                  DATED: November 12, 1997

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