Form 10-K
period 1997-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 1998-03-31
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                          95-3292068
----------------------------------------        ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                    Identification Number)

         701 Western Avenue
          Glendale, California                                     91201
----------------------------------------        ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to the form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

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

Investments in Facilities
-------------------------

         At December 31, 1997, the Partnership owned 15 properties including one business park. Nine of the properties are located in California, three in Florida and three in Georgia. One of the mini-warehouses, the Miami/Perrine, Florida facility, was destroyed by Hurricane Andrew in August 1992, and will not be reconstructed (see Item 2 below). One property, located in California, was sold in May 1982.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

         * Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system,
         (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

         * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 92% in 1996 to 95% in 1997. Realized monthly rents per occupied square foot increased from $.78 in 1996 to $.81 in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

         * Professional property operation. There are approximately 3,800 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

Property Operators
------------------

         The Partnership's mini-warehouse properties are managed by PSI (as successor to PSMI) pursuant to a Management Agreement. The Partnership's commercial property is managed by PS Business Parks, L.P. ("PSBP"), pursuant to a Management Agreement. PSBP is an operating partnership formed to own and operate business parks in which PSI has a significant economic interest. The general partner of PSBP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

         Under the supervision of the Partnership, PSI and PSBP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity and the selection and engagement of all vendors, supplies and independent contractors.

         PSI and PSBP engage, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, real estate investment trusts or other entities owning facilities operated by PSI and PSBP.

         In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and PSBP attempt, to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

         PSI and PSBP have developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

         The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI and PSBP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

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

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days' written notice by either party. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

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

Year 2000 Compliance
--------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

         The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $50,000. The cost of new software will be capitalized and the cost of existing software will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 2.       PROPERTIES.
              -----------

         The following table sets forth information as of December 31, 1997 about properties owned by the Partnership:


                                     Size of                            Numbers of                             Completion
           Location                  Parcel         Net Rentable Area     Spaces         Date of Purchase         Date
--------------------------------    -----------    -------------------  ----------       ----------------      -----------
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

Carson                               2.30 acres       43,000 sq. ft         390            Oct. 9, 1979         Jan. 1980
   Carson Street

Palmdale                             3.48 acres       56,000 sq. ft.        461           July 31, 1979         Jan. 1980

Pasadena
   Fair Oaks                         2.17 acres       72,000 sq. ft         816           Aug. 24, 1979         Mar. 1980

Sacramento
   Carmichael                        3.12 acres       45,000 sq. ft         450            Dec. 7, 1979         July 1980

Sacramento (1)
   Florin                            3.99 acres       71,000 sq. ft         587           Mar. 30, 1979         June 1980

San Jose Capitol Quimby              2.24 acres       36,000 sq. ft.        331           Nov. 21, 1979         July 1980

San Jose
   Felipe                            1.60 acres       52,000 sq. ft.        453            Oct. 9, 1979         Dec. 1980

So. San Francisco
   Spruce (2)                        3.03 acres       60,000 sq. ft.        391           June 27, 1979         Nov. 1980

            FLORIDA
Miami
   Perrine                           4.28 acres            -                  0            May 31, 1979         Jan. 1980

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

Miami
   29th                              1.82 acres       35,000 sq. ft.        317             May 1, 1979         Oct. 1979

            GEORGIA
Atlanta
   Montreal Road                     3.14 acres       57,000 sq. ft.        477            July 9, 1979         June 1980

Atlanta
   Mountain Industrial Blvd.         3.10 acres       51,000 sq. ft.        467           Oct. 30, 1979        Sept. 1980

Marietta-
   Cobb Parkway                      3.61 acres       68,000 sq. ft.        608           Apr. 20, 1979         Oct. 1979



         (1) The project's net rentable area contains office space or a combination of office and light industrial space.

         (2) Business Park.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
              ------------------------------------------------------------------
              MATTERS.
              --------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 1,202 record holders of Units.

         In May 1997,  B.  Wayne  Hughes  ("Hughes"),  a general  partner of the
Partnership, completed a cash tender offer, which commenced in March 1997, pursuant to which Hughes acquired a total of 5,937 limited partnership units at $459 per unit.

         Distributions to the general and limited partners of all cash available for distribution have been made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partner) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal repayments that commenced in 1991 and will continue through 1999, at which time the entire remaining principal balance will be payable.

ITEM 6.       SELECTED FINANCIAL DATA.
              ------------------------

For the Year
Ended December 31,                          1997              1996               1995               1994               1993
------------------------------------  ----------------  -----------------  -----------------  -----------------  -----------------

Revenues                                $    7,606,000    $    7,093,000     $    6,746,000     $    6,438,000     $    6,099,000

Depreciation and
   amortization                                830,000           765,000            688,000            618,000            593,000

Interest expense                             2,504,000         2,533,000          2,598,000          2,677,000          2,836,000

Income before gain relating
   to destroyed real estate
   facility and sale of land                 2,010,000         1,652,000          1,426,000          1,189,000            775,000

Net income (1)                               2,010,000         1,665,000          1,426,000          1,189,000          2,144,000

Limited partners' share                      1,990,000         1,648,000          1,412,000          1,177,000          2,123,000

General partners' share                         20,000            17,000             14,000             12,000             21,000

Limited partners' per unit data (2)
     Net income (1)                             $45.23            $37.45             $32.09             $26.75             $48.25


-----------------------------------------------------------------------------------------------------------------------------------
As of December 31,
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents               $    2,963,000    $    3,177,000     $    1,156,000     $      675,000     $    3,152,000

Total assets                            $   28,600,000    $   27,590,000     $   21,137,000     $   18,490,000     $   18,211,000

 Mortgage note payable                  $   22,272,000    $   22,748,000     $   23,196,000     $   23,609,000     $   25,441,000



(1) Net income for 1993 includes a gain relating to a destroyed real estate facility totaling $1,369,000 ($30.81 per Unit). Net income for 1996 includes a gain relating to a sale of land totaling $13,000 ($.30 per Unit).

(2) Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.


ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ----------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $2,010,000 in 1997 compared to $1,665,000 in 1996, representing an increase of $345,000. The increase was primarily attributable to an increase in property net operating income at the Partnership's mini-warehouse facilities combined with decreased interest expense.

         During 1997, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $3,997,000 in 1997 compared to $3,756,000 in 1996, representing an increase of $241,000 or 6%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility offset by increases in cost of operations and depreciation expense.

         Rental income was $7,000,000 in 1997 compared to $6,589,000 in 1996, representing an increase of $411,000 or 6%. The increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. Rental income at the San Francisco business park facility increased by $18,000 due to a 3 point increase in occupancy. The weighted average occupancy levels for the mini-warehouse and business park facilities were 95% and 97% respectively, in 1997 compared to 92% and 94% respectively, in 1996. The monthly realized rent per occupied square foot for the mini-warehouse and business park facilities averaged $.81 and $1.19, respectively, in 1997 compared to $.78 and $1.17, respectively, in 1996.

         Other income increased $68,000 in 1997 compared to 1996. This increase is primarily due to an increase in invested cash balances.

         Dividend income from marketable securities of affiliate increased $34,000 in 1997 compared to 1996. This increase is primarily due to an increase in the weighted average number of shares owned in 1997 compared to 1996.

         Cost of operations (including management fees paid to affiliates) increased $105,000 or 5% to $2,173,000 in 1997 from $2,068,000 in 1996. This increase was primarily attributable to increases in management fees, payroll, property tax and advertising expenses.

         In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the twelve months ended December 31, 1996 was $22,000 lower than it would have been without the discounted fee structure.

         Interest  expense  was  $2,504,000  and  $2,533,000  in 1997 and  1996,
respectively, representing a decrease of $29,000 or 1%. The decrease was primarily a result of a lower average outstanding loan balance in 1997 compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities ($2,954,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. During 1998, the Partnership anticipates approximately $472,000 of capital improvements. During 1995, the Partnership's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

         At December 31, 1997, the Partnership held 518,334 (including 1997 purchase) shares of common stock (marketable securities) with a fair value totaling $15,226,000 (cost of $7,399,000 at December 31, 1997) in Public Storage, Inc. During 1997, the Partnership purchased an additional 77,750 shares of common stock in Public Storage, Inc. at an aggregate cost of $2,116,000. The Partnership recognized $422,000 in dividends during 1997.

         In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling costs), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000 (the Partnership's basis is $230,000 in such land).

         Distributions to the limited and general partners for the years 1978-1991 aggregated $54,915,000 including $24,356,000 distributed to the partners in 1989 in connection with a financing of the properties (see below).

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

         During 1989, the Partnership financed all of its properties with a $26,250,000 loan with fixed interest of 10.75% per annum. Proceeds of
$24,356,000 were distributed to the partners in June 1989 and are included in the 1989 distribution. In February 1994, the Partnership made a prepayment of principal totaling $1,530,000 on this note. As a result of the pre-payment, the monthly payment of principal and interest has been reduced from $257,000 to $242,000. At December 31, 1997, the outstanding balance of the mortgage note was $22,272,000, which matures on June 1, 1999.

Year 2000 System Issues
-----------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

         The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $50,000. The cost of new software will be capitalized and the cost of existing software will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              --------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE.
              ---------------------

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
              ----------------------------------------------------

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                       Positions with PSI
----------------------       -------------------------------------------------
B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
B. Wayne Hughes, Jr.         Vice President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Carl B. Phelps               Senior Vice President
Obren B. Gerich              Senior Vice President
Marvin M. Lotz               Senior Vice President
David Goldberg               Senior Vice President and General Counsel
A. Timothy Scott             Senior Vice President and Tax Counsel
David P. Singelyn            Vice President and Treasurer
Sarah Hass                   Vice President and Secretary
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Thomas J. Barrack Jr.        Director
Uri P. Harkham               Director

         B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 38, became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of
B. Wayne Hughes.

         John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

         Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Ready Pac Produce, Inc. and Royce Medical Company.

         William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board of and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company .

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Roland Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

         Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              ---------------------------------------------------------------

         (a) At March 10, 1998, the following persons beneficially owned more than 5% of the Units:

         Title                        Name and Address                 Amount of Beneficial              Percent
        of Class                    of Beneficial Owner                     Ownership                   of Class
------------------------  ----------------------------------------   ------------------------         -------------
Units of Limited          Public Storage, Inc.                           16,369 Units (1)                 37.2%
Partnership Interest      701 Western Avenue                             10,919 Units (2)                 24.8%
                          Glendale, California 91201

Units of Limited          B. Wayne Hughes                                11,064 Units (3)                 25.1%
Partnership Interest      Tamara L. Hughes
                          701 Western Avenue
                          Glendale, California 91201


(1) Units owned by PSI as to which PSI has sole voting and dispositive power.

(2) Includes (i) 4,852 Units which PSI has an option to acquire (together with other securities) from BWH Marina Corporation II (a corporation wholly-owned by Hughes) and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power and (ii) 6,067 Units which PSI has an option to acquire from BWH Marina Corporation II commencing May 2, 1998.

(3) Includes (i) 6,132 Units owned by BWH Marina Corporation II, a Corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power; PSI has an option to acquire 6,067 of these Units commencing May 2, 1998, (ii) 4,852 Units owned by BWH Marina Corporation II as to which Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units and (iii) 80 Units owned by THG Acquisitions, Inc., a corporation wholly-owned by Tamara L. Hughes, an adult daughter of Hughes, as to which Tamara L. Hughes has sole voting and dispositive power.

         (b) The Partnership has no officers and directors. The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of

PSI, beneficially owns 27 Units (0.06% of the Units). The directors and executive officers of PSI (including Hughes), as a group (16 persons), own an aggregate of 11,016 Units, representing 25.0% of the Units (including the 10,984 Units beneficially owned by Hughes as set forth above).

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              -----------------------------------------------

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

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership paid fees of $406,000 to PSI pursuant to the Management Agreement.

         The Partnership's commercial property is managed by PSBP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1997, the Partnership paid $12,000 to PSBP pursuant to the Management Agreement.

         In January 1997, PSBP became the operator of the Partnership's commercial property pursuant to the Management Agreement. PSBP is an operating partnership formed to own and operate business parks in which PSI has an approximate 53% economic interest. The general partner of PSBP is PSCPG, now known as PS Business Park, Inc.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
              ----------------------------------------------------------------

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

Dated:  March   31, 1998          By:    Public Storage, Inc., General Partner


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


Signature                                    Capacity                                           Date
-----------------------------------          ------------------------------------------------- -------------------

/s/ B Wayne Hughes                           Chairman of the Board and                          March  31, 1998
-----------------------------------          Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                              and General Partner (principal executive officer)


/s/ Harvey Lenkin                            President and Director                             March  31, 1998
-----------------------------------          of Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.                     Vice President and Director                        March  31, 1998
-----------------------------------          of  Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes                               Senior Vice President and Chief Financial          March  31, 1998
-----------------------------------          Officer of Public Storage, Inc.
John Reyes                                   (principal financial officer and principal
                                             accounting officer)


/s/ Robert J. Abernethy                      Director of Public Storage, Inc.                   March  31, 1998
-----------------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff                         Director of Public Storage, Inc.                   March  31, 1998
-----------------------------------
Dann V. Angeloff


/s/ William C. Baker                         Director of Public Storage, Inc.                   March  31, 1998
-----------------------------------
William C. Baker


                                             Director of Public Storage, Inc.                   March  31, 1998
-----------------------------------
Thomas J. Barrack, Jr.


/s/ Uri P. Harkham                           Director of Public Storage, Inc.                   March  31, 1998
-----------------------------------
Uri P. Harkham


                        PUBLIC STORAGE PROPERTIES V, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))




                                                                            Page
                                                                      References
                                                                      ----------


     Report of Independent Auditors                                          F-1


     Financial Statements and Schedule:


     Balance Sheets as of December 31, 1997 and 1996                         F-2

     For each of the three years in the period ended December 31, 1997:

         Statements of Income                                                F-3

         Statements of Partners' Equity (Deficit)                            F-4

         Statements of Cash Flows                                      F-5 - F-6


     Notes to Financial Statements                                    F-7 - F-10

     Schedule:

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

                         Report of Independent Auditors



The Partners
Public Storage Properties V, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                              ERNST & YOUNG  LLP

March 24, 1998
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996



                                                                               1997                   1996
                                                                         --------------         ---------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                $    2,963,000         $    3,177,000
Marketable securities of affiliate
     (cost of  $7,399,000 in 1997 and $5,283,000 in 1996)                    15,226,000             13,658,000
Rent and other receivables                                                      127,000                115,000

Real estate facilities, at cost:
     Buildings and equipment                                                 15,262,000             14,686,000
     Land (including land held for sale of $230,000)                          4,714,000              4,714,000
                                                                         --------------         ---------------
                                                                             19,976,000             19,400,000
     Less accumulated depreciation                                           (9,876,000)            (9,046,000)
                                                                         --------------         ---------------

                                                                             10,100,000             10,354,000
                                                                         --------------         ---------------

Other assets                                                                    184,000                286,000
                                                                         --------------         ---------------

Total assets                                                             $   28,600,000         $   27,590,000
                                                                         ==============         ===============

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                         $       69,000         $       51,000
Deferred revenue                                                                201,000                195,000
Mortgage note payable                                                        22,272,000             22,748,000

Partners' equity (deficit):

     Limited partners' deficit, $500 per
       unit, 44,000 units authorized, issued and outstanding                 (1,314,000)            (2,806,000)
     General partners' deficit                                                 (455,000)              (973,000)
     Unrealized gain on marketable securities                                 7,827,000              8,375,000
                                                                         --------------         ---------------

     Total partners' equity                                                   6,058,000              4,596,000
                                                                         --------------         ---------------

Total liabilities and partners' equity                                   $   28,600,000         $   27,590,000
                                                                         ==============         ===============

                             See accompanying notes
                                      F-2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995


                                                                      1997                  1996                  1995
                                                                ---------------      ----------------       ---------------
REVENUES:

Rental income                                                   $     7,000,000       $     6,589,000       $     6,210,000
Dividends from marketable securities of affiliate                       422,000               388,000               373,000
Other income                                                            184,000               116,000               163,000
                                                                ---------------      ----------------       ---------------

                                                                      7,606,000             7,093,000             6,746,000
                                                                ---------------      ----------------       ---------------
COSTS AND EXPENSES:

Cost of operations                                                    1,755,000             1,696,000             1,565,000
Management fees paid to affiliates                                      418,000               372,000               371,000
Depreciation                                                            830,000               765,000               688,000
Administrative                                                           89,000                75,000                71,000
Environmental cost                                                       -                     -                     27,000
Interest expense                                                      2,504,000             2,533,000             2,598,000
                                                                ---------------      ----------------       ---------------

                                                                      5,596,000             5,441,000             5,320,000
                                                                ---------------      ----------------       ---------------

Net income before gain on sale of land                                2,010,000             1,652,000             1,426,000

Gain on sale of land                                                     -                     13,000                -
                                                                ---------------      ----------------       ---------------

NET INCOME                                                      $     2,010,000       $     1,665,000       $     1,426,000
                                                                ===============      ================       ===============

Limited partners' share of net income ($45.23 per unit in
   1997, $37.45 per unit in 1996, $32.09 per unit in 1995)      $     1,990,000       $     1,648,000       $     1,412,000


General partners' share of net income                                    20,000                17,000                14,000
                                                                ---------------      ----------------       ---------------
                                                                $     2,010,000       $     1,665,000       $     1,426,000
                                                                ===============      ================       ===============

                            See accompanying notes.
                                      F-3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              For the years ended December 31, 1997, 1996, and 1995


                                                                                   Unrealized Gain on
                                                                                       Marketable          Total Partners'
                                     Limited Partners       General Partners          Securities           Equity(Deficit)
                                     -----------------     -------------------     --------------------    ----------------
Balance at December 31, 1994             $(5,101,000)           $(1,769,000)            $1,126,000            $(5,744,000)

Unrealized   gain  on  marketable
   securities                                 -                      -                   1,962,000              1,962,000

Net income                                 1,412,000                 14,000                  -                  1,426,000

Equity transfer                             (353,000)               353,000                  -                     -
                                     -----------------     -------------------     --------------------    ----------------

Balance at December 31, 1995              (4,042,000)            (1,402,000)             3,088,000             (2,356,000)

Unrealized   gain  on  marketable
   securities                                 -                      -                   5,287,000              5,287,000

Net income                                 1,648,000                 17,000                  -                  1,665,000

Equity transfer                             (412,000)               412,000                  -                     -
                                     -----------------     -------------------     --------------------    ----------------

Balance at December 31, 1996              (2,806,000)              (973,000)             8,375,000              4,596,000

Unrealized   loss  on  marketable
   securities                                  -                       -                  (548,000)              (548,000)

Net income                                 1,990,000                 20,000                  -                  2,010,000

Equity transfer                             (498,000)               498,000                  -                     -
                                     -----------------     -------------------     --------------------    ----------------

Balance at December 31, 1997             $(1,314,000)             $(455,000)            $7,827,000             $6,058,000
                                     =================     ===================     ====================    ================

                            See accompanying notes.
                                      F-4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997 1996, and 1995


                                                                 1997              1996             1995
                                                             -------------    -------------    -------------
Cash flows from operating activities:

   Net income                                                $  2,010,000     $  1,665,000     $   1,426,000

   Adjustments to reconcile net income to
      cash provided by operating activities:



   Gain on sale of land                                            -               (13,000)            -
   Depreciation                                                   830,000          765,000           688,000
   Increase in rent and other receivables                         (12,000)         (30,000)          (11,000)
   Amortization of prepaid loan fees                               82,000           82,000            82,000
   Amortization (payment) of prepaid management fees               -               229,000          (229,000)
   Decrease (increase) in other assets                             20,000          (26,000)           (2,000)
   Increase (decrease) in accounts payable                         18,000          (50,000)         (295,000)
   Increase (decrease) in deferred revenue                          6,000           (1,000)          (33,000)
                                                             -------------    -------------    -------------

     Total adjustments                                            944,000          956,000           200,000
                                                             -------------    -------------    -------------

     Net cash provided by operating activities                  2,954,000        2,621,000         1,626,000
                                                             -------------    -------------    -------------

Cash flows form investing activities:

   Purchase of marketable securities of affiliate              (2,116,000)           -              (398,000)
   Proceeds from sale of land                                      -               376,000             -
   Additions to real estate facilities                           (576,000)        (528,000)         (334,000)
                                                             -------------    -------------    -------------

     Net cash used in investing activities                     (2,692,000)        (152,000)         (732,000)
                                                             -------------    -------------    -------------

Cash flows from financing activities:

   Principal payments on mortgage note payable                   (476,000)        (448,000)         (413,000)
                                                             -------------    -------------    -------------

     Net cash used in financing activities                       (476,000)        (448,000)         (413,000)
                                                             -------------    -------------    -------------

Net (decrease) increase in cash and cash equivalents             (214,000)       2,021,000           481,000

Cash and cash equivalents at the beginning of the year          3,177,000        1,156,000           675,000
                                                             -------------    -------------    -------------

Cash and cash equivalents at the end of the year             $  2,963,000     $  3,177,000     $   1,156,000
                                                             =============    =============    =============

                            See accompanying notes.
                                      F-5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)



                                                                 1997              1996             1995
                                                             -------------    -------------    -------------

Supplemental schedule of non-cash investing and financing activities:

     Decrease (Increase) in fair value of marketable
       securities of affiliate                               $  548,000      $  (5,287,000)     $  (1,962,000)
                                                             =============    =============    =============

     Unrealized (loss) gain on marketable securities of
       affiliate                                             $  (548,000)    $    5,287,000     $   1,962,000
                                                             =============    =============    =============

                            See accompanying notes.
                                      F-6

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       DESCRIPTION OF PARTNERSHIP

                   Public Storage Properties V, Ltd. (the "Partnership") was formed with the proceeds of a public offering. The general partners in the Partnership are Public Storage, Inc. ("PSI") and B. Wayne Hughes ("Hughes"). The Partnership owns fourteen operating facilities located in three states and a parcel of land in Florida.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Real Estate Facilities:
         -----------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 1997 and 1996 to develop mini-warehouses and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

                  In August 1992, the buildings at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. The Partnership received insurance proceeds totaling $2,881,000, which included an amount for the replacement cost of the destroyed buildings as well as for business interruption. In 1993, the General Partners decided that it would be more beneficial to the
         Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location and therefore, decided not to reconstruct the buildings. Accordingly, in 1993 the Partnership reduced real estate facilities by the net book value of the destroyed buildings, resulting in a gain of $1,369,000. In December 1995, the Partnership entered into an option agreement with a buyer to sell the land for $850,000. In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000 (the Partnership's basis in the land is $230,000).

                   Included in other income is $109,000 of business interruption proceeds (net of certain costs and expenses of maintaining the property) for the year ended December 31, 1995.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         ------------------------------------------------------------------
         (CONTINUED)
         -----------

         Cash and Cash Equivalents:
         --------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 1997 and 1996 consist of 518,334 and 440,584 shares of common stock of PSI, respectively. During 1997, the Partnership purchased an additional 77,750 shares of common stock in Public Storage, Inc. at an aggregate cost of $2,116,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1997 and 1996, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1997 and 1996, and has recorded a corresponding unrealized (loss) gain totaling $(548,000), $5,287,000 and $1,962,000 for the years ended
         December 31, 1997, 1996, and 1995, respectively, as a (decrease) increase to Partnership equity. The Partnership recognized dividends of $422,000, $388,000, and $373,000 for the years ended December 31, 1997,
         1996 and 1995, respectively.

         Other Assets:
         -------------

                   Included in other assets is deferred financing costs of $115,000 ($197,000 at December 31, 1996). Such balance is being amortized as interest expense using the straight-line basis over the life of the loan.

         Use of Estimates:
         -----------------

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

5.       RELATED PARTY TRANSACTIONS

                  The Company has a management agreement with Public Storage, Inc. ("PSI") pursuant to which PSI operates the Company's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). The Company's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliated of PSI operates the Company's business parks for a fee equal to 5% of the facilities monthly gross income.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days' written notice by either party. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

6.       TAXES BASED ON INCOME

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Taxable net income was  $2,174,000,  $1,874,000 and $1,427,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The differences between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

                   Carrying value of the mortgage note payable approximates its fair value.

                   The principal repayment schedule as of December 31, 1997 of the note is as follows:

                               1998               $        530,000
                               1999                     21,742,000
                                                  -----------------
                                                  $     22,272,000
                                                  =================

                   Interest paid on the note was $2,422,000, $2,451,000 and $2,516,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1997

                                                                                  Gross Carrying Amount
                                          Initial Cost                            at December 31, 1996
                                    ------------------------              --------------------------------------
                                                               Costs
                                                 Building,  Subsequent to              Building,
                                                Land Imp &  construction              Land Imp &                   Accum.       Date
   Description        Encumbrances     Land      Equipment  (Improvement)    Land      Equipment       Total        Depr. Compeleted
-------------------- -------------- ----------  ------------ ----------   ----------  ------------  ------------   ------- ---------
Mini-warehouses:
    CALIFORNIA

Belmont                      -       $478,000     $811,000    $157,000    $478,000      $968,000    $1,446,000     $651,000    12/79
Carson Street                -        265,000      563,000      84,000     265,000       647,000       912,000      446,000    01/80
Palmdale                     -        114,000      721,000     245,000     114,000       966,000     1,080,000      620,000    01/80
Pasadena Fair Oaks           -        686,000    1,219,000     228,000     686,000     1,447,000     2,133,000      914,000    03/80
Sacramento Carmichael        -        305,000      850,000     248,000     305,000     1,098,000     1,403,000      698,000    07/80
Sacramento Florin            -        326,000    1,063,000     208,000     326,000     1,271,000     1,597,000      827,000    06/80
San Jose Capitol Quimby      -        209,000      742,000     150,000     209,000       892,000     1,101,000      572,000    07/80
San Jose Felipe              -        270,000      935,000     170,000     270,000     1,105,000     1,375,000      701,000    12/80
So. San Francisco
   Spruce (1)                -        532,000    1,488,000     415,000     532,000     1,903,000     2,435,000    1,178,000    11/80

    FLORIDA
Miami Perrine (3)            -        230,000       -             -        230,000       -             230,000       -         01/80
Miami 27th Avenue            -        142,000      878,000     265,000     142,000     1,143,000     1,285,000      756,000    05/80
Miami 29th                   -        270,000      520,000     163,000     270,000       683,000       953,000      472,000    10/79

    GEORGIA
Atlanta Montreal Road        -        397,000      888,000     178,000     397,000     1,066,000     1,463,000      687,000    06/80
Atlanta Mountain
   Industrial Blvd.          -        271,000      725,000     233,000     271,000       958,000     1,229,000      597,000    09/80
Marietta-Cobb Parkway        -        219,000      914,000     201,000     219,000     1,115,000     1,334,000      757,000    10/79
                     -------------- ---------- ------------ ----------  ----------  ------------  ------------   ------------
                   $22,272,000(2)  $4,714,000  $12,317,000  $2,945,000  $4,714,000   $15,262,000   $19,976,000   $9,876,000
                     ============== ========== ============ ==========  ==========  ============  ============   ============


(1)      A portion of the property has been developed as a business park.

(2) All fifteen mini-warehouse locations are encumbered by a promissory note. The $22,272,000 listed above is the principal balance remaining on the note at 12/31/97.

(3) In 1993, the buildings and improvements at the Miami/Perrine property that were destroyed by Hurricane Andrew were written off. In 1996, the Partnership sold approximately 61% of the Miami/Perrine property.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)

           Reconciliation of Real Estate and Accumulated Depreciation

                             Year Ended December 31,



                                                           1997                    1996                     1995
                                                     ---------------         ---------------          ---------------
Investment in Real estate

   Balance at the beginning of the year              $    19,400,000         $    19,235,000          $    18,901,000
   Additions through cash expenditures                       576,000                 528,000                  334,000
   Deductions through sale of land                            -                     (363,000)                   -
                                                     ---------------         ---------------          ---------------

Balance at the end of the year                       $    19,976,000         $    19,400,000          $    19,235,000
                                                     ===============         ===============          ===============

Accumulated Depreciation

   Balance at the beginning of the year              $     9,046,000         $     8,281,000          $     7,593,000
   Additions charged to costs and expenses                   830,000                 765,000                  688,000
                                                     ---------------         ---------------          ---------------

Balance at the end of the year                       $     9,876,000         $     9,046,000          $     8,281,000
                                                     ===============         ===============          ===============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $15,314,000.