Form 10-Q
period 1998-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 1998-05-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          California                                              95-3292068
--------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

       701 Western Avenue
       Glendale, California                                            91201
--------------------------------                              --------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
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

                                      INDEX


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 1998
   and December 31, 1997                                                    2

Condensed statements of income for the three
   months ended March 31, 1998 and 1997                                     3

Condensed statement of partners' equity for the
   three months ended March 31, 1998                                        4

Condensed statements of cash flows for the
   three months ended March 31, 1998 and 1997                               5

Notes to condensed financial statements                                     6

Management's discussion and analysis of
   financial condition and results of operations                          7-8


PART II.  OTHER INFORMATION                                                 9

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                      March 31,            December 31,
                                                                                        1998                   1997
                                                                               ---------------------    -----------------

                                                                                     (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                         $    3,631,000         $    2,963,000
Marketable securities of affiliate (cost of $7,399,000)                               16,004,000             15,226,000
Rent and other receivables                                                               124,000                127,000

Real estate facilities, at cost:
     Buildings and equipment                                                          15,294,000             15,262,000
     Land (including land held for sale of $230,000)                                   4,714,000              4,714,000
                                                                               ---------------------    -----------------
                                                                                      20,008,000             19,976,000

     Less accumulated depreciation                                                   (10,092,000)            (9,876,000)
                                                                               ---------------------    -----------------
                                                                                       9,916,000             10,100,000
                                                                               ---------------------    -----------------

Other assets                                                                             166,000                184,000
                                                                               ---------------------    -----------------

Total assets                                                                      $   29,841,000         $   28,600,000
                                                                               =====================    =================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                  $      119,000         $       69,000
Deferred revenue                                                                         228,000                201,000
Mortgage note payable                                                                 22,145,000             22,272,000

Partners' equity:

     Limited partners' deficit, $500 per unit, 44,000 units
        authorized, issued and outstanding                                              (933,000)            (1,314,000)
     General partners' deficit                                                          (323,000)              (455,000)
     Unrealized gain on marketable securities                                          8,605,000              7,827,000
                                                                               ---------------------    -----------------

     Total partners' equity                                                            7,349,000              6,058,000
                                                                               ---------------------    -----------------

Total liabilities and partners' equity                                            $   29,841,000         $   28,600,000
                                                                               =====================    =================

                             See accompanying notes.
                                        2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                 ------------------------------------------
                                                                                        1998                   1997
                                                                                 --------------------  --------------------
REVENUES:

Rental income                                                                       $   1,789,000          $   1,712,000
Dividends from marketable  securities of affiliate                                        114,000                 97,000
Interest and other income                                                                  45,000                 45,000
                                                                                 --------------------  --------------------
                                                                                        1,948,000              1,854,000
                                                                                 --------------------  --------------------

COSTS AND EXPENSES:

Cost of operations                                                                        483,000                450,000
Management fees paid to affiliates                                                        107,000                102,000
Depreciation                                                                              216,000                205,000
Administrative                                                                             16,000                 10,000
Interest expense                                                                          613,000                618,000
                                                                                 --------------------  --------------------
                                                                                        1,435,000              1,385,000
                                                                                 --------------------  --------------------

NET INCOME                                                                          $     513,000          $     469,000
                                                                                 ====================  ====================

Limited partners' share of net income ($11.55 per unit
   in 1998 and $10.55 per unit in 1997)                                             $     508,000          $     464,000

General partners' share of net income                                                       5,000                  5,000
                                                                                 --------------------  --------------------

                                                                                    $     513,000          $     469,000
                                                                                 ====================  ====================

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                        Unrealized
                                                                                         Gain on                Total
                                                Limited              General            Marketable            Partners'
                                               Partners             Partners            Securities             Equity
                                           -----------------    ----------------   -------------------   -------------------

Balance at December 31, 1997                $   (1,314,000)      $     (455,000)    $      7,827,000     $      6,058,000

Unrealized gain on marketable                       -                    -                   778,000              778,000
   securities

Net income                                         508,000                5,000               -                   513,000

Equity transfer                                   (127,000)             127,000               -                    -
                                           -----------------    ----------------   -------------------   -------------------

Balance at March 31, 1998                   $     (933,000)      $     (323,000)      $    8,605,000       $    7,349,000
                                           =================    ================   ===================   ===================

                             See accomanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   --------------------------------------
                                                                                          1998                   1997
                                                                                   -------------------   ----------------

Cash flows from operating activities:

     Net income                                                                     $     513,000          $     469,000

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                      216,000                205,000
        Decrease in rent and other receivables                                              3,000                 13,000
        Amortization of prepaid loan fees                                                  20,000                 20,000
        (Increase) decrease in other assets                                                (2,000)                12,000
        Increase in accounts payable                                                       50,000                 90,000
        Increase in deferred revenue                                                       27,000                 17,000
                                                                                   -------------------   ----------------

         Total adjustments                                                                314,000                357,000
                                                                                   -------------------   ----------------

         Net cash provided by operating activities                                        827,000                826,000
                                                                                   -------------------   ----------------
Cash flow from investing activities:

     Additions to real estate facilities                                                  (32,000)               (99,000)
                                                                                   -------------------   ----------------

         Net cash used in investing activities                                            (32,000)               (99,000)
                                                                                   -------------------   ----------------

Cash flow from financing activities:

     Principal payments on mortgage note payable                                         (127,000)              (114,000)
                                                                                   -------------------   ----------------

         Net cash used in financing activities                                           (127,000)              (114,000)
                                                                                   -------------------   ----------------

Net increase in cash and cash equivalents                                                 668,000                613,000

Cash and cash equivalents at beginning of period                                        2,963,000              3,177,000
                                                                                   -------------------   ----------------

Cash and cash equivalents at end of period                                          $   3,631,000          $   3,790,000
                                                                                   ===================   ================
Supplemental schedule of non-cash investing and
    financing activities:

    (Increase) decrease in fair value of marketable securities                      $    (778,000)         $     881,000
                                                                                   ===================   ================

    Unrealized gain (loss) on marketable securities                                 $     778,000          $    (881,000)
                                                                                   ===================   ================

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 1998 consist of 518,334 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1998, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 1998. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

         Three months ended March 31, 1998 compared to three months ended March 31, 1997:

         The Partnership's net income for the three months ended March 31, 1998 was $513,000 compared to $469,000 for the three months ended March 31, 1997, representing an increase of $44,000 or 9%. The increase is primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

         Rental income for the three months ended March 31, 1998 was $1,789,000 compared to $1,712,000 for the three months ended March 31, 1997, representing an increase of $77,000 or 4%. This increase is primarily attributable to increased occupancy levels and rental rates at the Partnership's mini-warehouse and business-park facilities. Realized rent at the mini-warehouse facilities for the three months ended March 31, 1998 increased to $.83 per occupied square foot from $.80 per occupied square foot for the three months ended March 31,1997. Weighted average occupancy levels at the mini-warehouse facilities were 94% and 93% for the three months ended March 31, 1998 and 1997, respectively. Rental income at the Partnership's San Francisco business park facility increased $7,000 for the three months ended March 31, 1998 compared to the same period in 1997 due to an increase in rental rates and occupancy levels. Average monthly realized rent for the three months ended March 31, 1998 increased to $1.22 per occupied square foot from $1.18 per occupied square foot for the three months ended March 31, 1997. Weighted average occupancy levels at the business park facility were 98% and 92% for the three months ended March 31, 1998 and 1997, respectively.

         Other income remained stable for the three months ended March 31, 1998 compared to the same period in 1997.

         Dividend income from marketable securities of affiliate increased $17,000 for the three months ended March 31, 1998 compared to the same period in 1997 due to an increase in the number of shares owned in 1998 compared to the same period in 1997.

         Cost of operations (including management fees paid to affiliates) for the three months ended March 31, 1998 was $590,000 compared to $552,000 for the three months ended March 31, 1997, representing an increase of $38,000 or 7%. This increase is primarily due to an increase in advertising and promotion and repairs and maintenance expenses.

         Interest expense decreased $5,000 for the three months ended March 31, 1998 compared to the same period in 1997 due primarily to a lower outstanding loan balance in 1998 over 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($827,000 for the three months ended March 31, 1998) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 1998, the Partnership held 518,334 shares of common stock with a fair value totaling $16,004,000 (cost basis of $7,399,000 at March 31, 1998) in Public Storage, Inc. The Partnership recognized $114,000 in dividends for the three months ended March 31, 1998.

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




                               DATED: May 13, 1998

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