Form 10-Q
period 1998-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1998-08-12
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  --------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


             California                                          95-3292068
-----------------------------------------                    --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                       Identification Number)

          701 Western Avenue
         Glendale, California                                         91201
-----------------------------------------                    --------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:          (818) 244-8080
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

                                      INDEX


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1998
   and December 31, 1997                                                     2

Condensed statements of income for the three
   and six months ended June 30, 1998 and 1997                               3

Condensed statement of partners' equity for the
   six months ended June 30, 1998                                            4

Condensed statements of cash flows for the
   six months ended June 30, 1998 and 1997                                   5

Notes to condensed financial statements                                      6

Management's discussion and analysis of
   financial condition and results of operations                           7-8


PART II.  OTHER INFORMATION                                                  9

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      June 30,             December 31,
                                                                                        1998                   1997
                                                                                --------------------    --------------------
                                                                                     (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                         $     3,815,000        $     2,963,000
Marketable securities of affiliate
     (cost of $7,834,000 in 1998 and $7,399,000 in 1997)                               15,000,000             15,226,000
Rent and other receivables                                                                141,000                127,000

Real estate facilities, at cost:
     Buildings and equipment                                                           15,462,000             15,262,000
     Land (including land held for sale of $230,000)                                    4,714,000              4,714,000
                                                                                --------------------    --------------------
                                                                                       20,176,000             19,976,000

     Less accumulated depreciation                                                    (10,307,000)            (9,876,000)
                                                                                --------------------    --------------------
                                                                                        9,869,000             10,100,000
                                                                                --------------------    --------------------

Other assets                                                                              143,000                184,000
                                                                                --------------------    --------------------

Total assets                                                                      $    28,968,000        $    28,600,000
                                                                                ====================    ====================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                                  $       219,000        $        69,000
Deferred revenue                                                                          214,000                201,000
Mortgage note payable                                                                  22,014,000             22,272,000

Partners' equity:

     Limited partners' deficit, $500 per unit, 44,000 units
        authorized, issued and outstanding                                               (479,000)            (1,314,000)
     General partners' deficit                                                           (166,000)              (455,000)
     Unrealized gain on marketable securities                                           7,166,000              7,827,000
                                                                                --------------------    --------------------

     Total partners' equity                                                             6,521,000              6,058,000
                                                                                --------------------    --------------------
Total liabilities and partners' equity                                            $    28,968,000        $    28,600,000
                                                                                ====================    ====================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                          -------------------------------    -------------------------------
                                                               1998              1997             1998              1997
                                                          ---------------  --------------    --------------  ---------------
  REVENUES:

  Rental income                                           $  1,877,000       $ 1,739,000     $  3,666,000       $ 3,451,000
  Dividends from marketable securities of affiliate            117,000           105,000          231,000           202,000
  Other income                                                  52,000            46,000           97,000            91,000
                                                          ---------------  --------------    --------------  ---------------

                                                             2,046,000         1,890,000        3,994,000         3,744,000
                                                          ---------------  --------------    --------------  ---------------

  COSTS AND EXPENSES:

  Cost of operations                                           464,000           413,000          947,000           863,000
  Management fees paid to affiliates                           112,000           104,000          219,000           206,000
  Depreciation                                                 215,000           206,000          431,000           411,000
  Administrative                                                25,000            25,000           41,000            35,000
  Interest expense                                             619,000           627,000        1,232,000         1,245,000
                                                          ---------------  --------------    --------------  ---------------

                                                             1,435,000         1,375,000        2,870,000         2,760,000
                                                          ---------------  --------------    --------------  ---------------

  NET INCOME                                              $    611,000       $   515,000     $  1,124,000       $   984,000
                                                          ===============  ==============    ==============  ===============

  Limited partners' share of net income ($25.30 per
    unit in 1998 and $22.14 per unit in 1997)                                                $  1,113,000       $   974,000

  General partners' share of net income                                                            11,000            10,000
                                                                                             --------------  ---------------

                                                                                             $  1,124,000       $   984,000
                                                                                             ==============  ===============

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                                        Unrealized
                                                 Limited              General             Gain on               Total
                                                Partners             Partners           Marketable            Partners'
                                                 Deficit              Deficit           Securities             Equity
                                             ----------------     ----------------    ----------------   ----------------

    Balance at December 31, 1997             $    (1,314,000)     $     (455,000)     $     7,827,000     $     6,058,000

    Unrealized loss on marketable
       securities                                     -                   -                  (661,000)           (661,000)

    Net income                                     1,113,000              11,000                -               1,124,000

    Equity transfer                                 (278,000)            278,000                -                   -
                                             ----------------     ----------------    ----------------   ----------------

    Balance at June 30, 1998                 $      (479,000)     $     (166,000)     $     7,166,000     $     6,521,000
                                             ================     ================    ================   ================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                  -----------------------------------------
                                                                                         1998                   1997
                                                                                  --------------------  -------------------
    Cash flows from operating activities:
         Net income                                                                $     1,124,000        $       984,000

         Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation                                                                  431,000                411,000
             Increase in rent and other receivables                                        (14,000)               (15,000)
             Amortization of prepaid loan fees                                              41,000                 41,000
             Decrease in other assets                                                         -                     8,000
             Increase in accounts payable                                                  150,000                 40,000
             Increase (decrease) in deferred revenue                                        13,000                 (9,000)
                                                                                  --------------------  -------------------

                  Total adjustments                                                        621,000                476,000
                                                                                  --------------------  -------------------

                  Net cash provided by operating activities                              1,745,000              1,460,000
                                                                                  --------------------  -------------------

    Cash flow from investing activities:

         Purchase of marketable securities of affiliate                                   (435,000)            (1,070,000)
         Additions to real estate facilities                                              (200,000)              (250,000)
                                                                                  --------------------  -------------------

                  Net cash used in investing activities                                   (635,000)            (1,320,000)
                                                                                  --------------------  -------------------

    Cash flow from financing activities:

         Principal payments on mortgage note payable                                      (258,000)              (231,000)
                                                                                  --------------------  -------------------

                  Net cash used in financing activities                                   (258,000)              (231,000)
                                                                                  --------------------  -------------------

    Net increase (decrease) in cash and cash equivalents                                   852,000                (91,000)

    Cash and cash equivalents at beginning of period                                     2,963,000              3,177,000
                                                                                  --------------------  -------------------
    Cash and cash equivalents at end of period                                     $     3,815,000        $     3,086,000
                                                                                  ====================  ===================
    Supplemental schedule of non-cash investing and financing activities:

         Decrease in fair value of marketable securities                           $       661,000        $       693,000
                                                                                  ====================  ===================

         Unrealized  loss on marketable securities                                 $      (661,000)       $      (693,000)
                                                                                  ====================  ===================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of its operations for the six months ended June 30, 1998 and 1997 and its cash flows for the six months then ended.

3. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 1998 consist of 533,334 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1998, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1998. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $1,124,000 compared to $984,000 for the six months ended June 30, 1997, representing an increase of $140,000 or 14%. The Partnership's net income for the three months ended June 30, 1998 was $611,000 compared to $515,000 for the three months ended June 30, 1997, representing an increase of $96,000 or 19%. These increases are primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with a decrease in interest expense.

     Rental income for the six months ended June 30, 1998 was $3,666,000 compared to $3,451,000 for the six months ended June 30, 1997, representing an increase of $215,000 or 6%. Rental income for the three months ended June 30, 1998 was $1,877,000 compared to $1,739,000 for the three months ended June 30, 1997, representing an increase of $138,000 or 8%. The increases for the three and six months ended June 30, 1998 are attributable to increases in rental rates and occupancy levels at the Partnership's mini-warehouse and business-park facilities. Realized rent at the mini-warehouse facilities for the six months ended June 30, 1998 increased to $.85 per occupied square foot from $.80 per occupied square foot for the six months ended June 30, 1997. Weighted average occupancy levels at the mini-warehouse facility were 95% and 94% for the six months ended June 30, 1998 and 1997, respectively. Rental income at the Partnership's San Francisco business park facility increased by $9,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to increases in both rental rates and occupancy levels. Realized rent for the six months ended June 30, 1998 increased to $1.25 per occupied square foot from $1.18 per occupied square foot for the six months ended June 30, 1997. Weighted average occupancy levels at the business park facility were 97% and 96% for the six months ended June 30, 1998 and 1997, respectively.

     Other income increased $6,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to an increase in interest income earned on invested cash.

     Dividend income from marketable securities of affiliate increased $29,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to an increase in the number of shares owned in 1998 compared to the same period in 1997.

     Cost of operations (including management fees paid to affiliates) for the six months ended June 30, 1998 was $1,166,000 compared to $1,069,000 for the six months ended June 30, 1997, representing an increase of $97,000 or 9%. Cost of operations (including management fees paid to affiliates) for the three months ended June 30, 1998 was $576,000 compared to $517,000 for the three months ended June 30, 1997, representing an increase of $59,000 or 11%. This increase is mainly attributable to increases in management fees, property tax, repairs and maintenance and advertising and promotion expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     Interest expense decreased $13,000 for the six months ended June 30, 1998 compared to the same period in 1997 due primarily to a lower outstanding loan balance in 1998 over 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($1,745,000 for the six months ended June 30, 1998) have been sufficient to meet all current obligations of the Partnership.

     At June 30, 1998, the Partnership held 533,334 shares of common stock (marketable securities) with a fair value totaling $15,000,000 (cost basis of $7,834,000 at June 30, 1998) in Public Storage, Inc. In June 1998, the Partnership purchased an additional 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership recognized $231,000 in dividends for the six months ended June 30, 1998.

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




                                     DATED:  August 12, 1998

                                     PUBLIC STORAGE PROPERTIES V, LTD.

                                     BY:  Public Storage, Inc.
                                           General Partner



                                     BY: /s/ John Reyes
                                         -------------------------
                                         John Reyes
                                         Senior Vice President and
                                           Chief Financial Officer