Form 10-Q
period 1998-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1998-11-13
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                              ----------------  ----------------
Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           California                                                95-3292068
----------------------------------------                 ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

        701 Western Avenue
       Glendale, California                                               91201
----------------------------------------                 ----------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                         ----------------------


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

                                      INDEX


                                                                   Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1998
     and December 31, 1997                                            2

Condensed statements of income for the three
     and nine months ended September 30, 1998 and 1997                3

Condensed statement of partners' equity for the
     nine months ended September 30, 1998                             4

Condensed statements of cash flows for the
     nine months ended September 30, 1998 and 1997                    5

Notes to condensed financial statements                               6

Management's discussion and analysis of
     financial condition and results of operations                  7-9

PART II.  OTHER INFORMATION                                          10

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                 September 30,        December 31,
                                                                                     1998                 1997
                                                                             -------------------  -------------------
                                                                                  (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                     $     4,402,000      $     2,963,000
Marketable securities of affiliate
     (cost of $7,834,000 in 1998 and $7,399,000 in 1997)                           14,300,000           15,226,000
Rent and other receivables                                                            175,000              127,000

Real estate facilities, at cost:
     Buildings and equipment                                                       15,642,000           15,262,000
     Land (including land held for sale of $230,000)                                4,714,000            4,714,000
                                                                             -------------------  -------------------
                                                                                   20,356,000           19,976,000

     Less accumulated depreciation                                                (10,528,000)          (9,876,000)
                                                                             -------------------  -------------------
                                                                                    9,828,000           10,100,000
                                                                             -------------------  -------------------

Other assets                                                                          122,000              184,000
                                                                             -------------------  -------------------

Total assets                                                                  $    28,827,000      $    28,600,000
                                                                             ===================  ===================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                              $       250,000      $        69,000
Deferred revenue                                                                      201,000              201,000
Mortgage note payable                                                              21,880,000           22,272,000

Partners' equity:
     Limited partners' equity (deficit), $500 per unit, 44,000 units
         authorized, issued and outstanding                                            22,000           (1,314,000)
     General partners' equity (deficit)                                                 8,000             (455,000)
     Unrealized gain on marketable securities                                       6,466,000            7,827,000
                                                                             -------------------  -------------------

     Total partners' equity                                                         6,496,000            6,058,000
                                                                             -------------------  -------------------

Total liabilities and partners' equity                                        $    28,827,000      $    28,600,000
                                                                             ===================  ===================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                              September  30,                   September 30,
                                                     -------------------------------  -------------------------------
                                                          1998            1997             1998             1997
                                                     --------------- ---------------  --------------- ---------------
REVENUES:
Rental income                                         $  1,915,000    $  1,765,000     $  5,581,000     $  5,216,000
Dividends from marketable securities of affiliate          117,000         106,000          348,000          308,000
Other income                                                56,000          48,000          153,000          139,000
                                                     --------------- ---------------  --------------- ---------------

                                                         2,088,000       1,919,000        6,082,000        5,663,000
                                                     --------------- ---------------  --------------- ---------------
COSTS AND EXPENSES:

Cost of operations                                         453,000         407,000        1,400,000        1,270,000
Management fees paid to affiliates                         113,000         105,000          332,000          311,000
Depreciation                                               221,000         207,000          652,000          618,000
Administrative                                              15,000          26,000           56,000           61,000
Interest expense                                           611,000         635,000        1,843,000        1,880,000
                                                     --------------- ---------------  --------------- ---------------

                                                         1,413,000       1,380,000        4,283,000        4,140,000
                                                     --------------- ---------------  --------------- ---------------

NET INCOME                                            $    675,000    $    539,000     $  1,799,000     $  1,523,000
                                                     =============== ===============  =============== ===============
Limited partners' share of net income ($40.48 per
  unit in 1998 and $34.27 per unit in 1997)                                            $  1,781,000     $  1,508,000

General partners' share of net income                                                        18,000           15,000
                                                                                      --------------- ---------------
                                                                                       $  1,799,000     $  1,523,000
                                                                                      =============== ===============

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                                   Unrealized Gain
                                             Limited Partners   General Partners    on Marketable      Total Partners'
                                             (Deficit) Equity   (Deficit) Equity      Securities           Equity
                                            ------------------ ------------------ ------------------ ------------------

Balance at December 31, 1997                $     (1,314,000)   $       (455,000)  $      7,827,000   $      6,058,000

Unrealized loss on marketable securities             -                     -             (1,361,000)        (1,361,000)

Net income                                         1,781,000              18,000             -               1,799,000

Equity transfer                                     (445,000)            445,000             -                  -
                                            ------------------ ------------------ ------------------ ------------------

Balance at September 30, 1998               $         22,000    $          8,000   $      6,466,000   $      6,496,000
                                            ================== ================== ================== ==================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                             --------------------------------------
                                                                                   1998                 1997
                                                                             ------------------  ------------------
Cash flows from operating activities:

     Net income                                                               $    1,799,000       $    1,523,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                652,000              618,000
         Increase in rent and other receivables                                      (48,000)             (20,000)
         Amortization of prepaid loan fees                                            61,000               61,000
         Decrease in other assets                                                      1,000                6,000
         Increase in accounts payable                                                181,000              118,000
         Decrease in deferred revenue                                                    -                (16,000)
                                                                             ------------------  ------------------

              Total adjustments                                                      847,000              767,000
                                                                             ------------------  ------------------

              Net cash provided by operating activities                            2,646,000            2,290,000
                                                                             ------------------  ------------------

Cash flow from investing activities:

     Purchase of marketable securities of affiliate                                 (435,000)          (1,070,000)
     Additions to real estate facilities                                            (380,000)            (369,000)
                                                                             ------------------  ------------------

              Net cash used in investing activities                                 (815,000)          (1,439,000)
                                                                             ------------------  ------------------

Cash flow from financing activities:

     Principal payments on mortgage note payable                                    (392,000)            (352,000)
                                                                             ------------------  ------------------

              Net cash used in financing activities                                 (392,000)            (352,000)
                                                                             ------------------  ------------------

Net increase in cash and cash equivalents                                          1,439,000              499,000

Cash and cash equivalents at beginning of period                                   2,963,000            3,177,000
                                                                             ------------------  ------------------

Cash and cash equivalents at end of period                                    $    4,402,000       $    3,676,000
                                                                             ==================  ==================

Supplemental schedule of non-cash investing and financing activities:

     Decrease in fair value of marketable securities                          $    1,361,000       $      513,000
                                                                             ==================  ==================

     Unrealized loss on marketable securities                                 $   (1,361,000)      $     (513,000)
                                                                             ==================  ==================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 1998 consist of 533,334 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1998, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1998. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. The Partnership's mortgage note payable matures on June 1, 1999. The general partners believe the Partnership can refinance the loan on terms acceptable to the Partnership upon maturity.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997:

     The Partnership's net income for the nine months ended September 30, 1998 was $1,799,000 compared to $1,523,000 for the nine months ended September 30, 1997, representing an increase of $276,000 or 18%. The Partnership's net income for the three months ended September 30, 1998 was $675,000 compared to $539,000 for the three months ended September 30, 1997, representing an increase of $136,000 or 25%. These increases are primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income for the nine months ended September 30, 1998 was $5,581,000 compared to $5,216,000 for the nine months ended September 30, 1997, representing an increase of $365,000 or 7%. Rental income for the three months ended September 30, 1998 was $1,915,000 compared to $1,765,000 for the three months ended September 30, 1997, representing an increase of $150,000 or 8%. The increases for the three and nine months ended September 30, 1998 are attributable to increases in rental rates at the Partnership's mini-warehouse and business park facilities. Realized rent at the mini-warehouse facilities for the nine months ended September 30, 1998 increased to $.86 per occupied square foot from $.80 per occupied square foot for the nine months ended September 30, 1997. Weighted average occupancy levels at the mini-warehouse facility were 94% and 95% for the nine months ended September 30, 1998 and 1997, respectively. Rental income at the Partnership's San Francisco business park facility increased by $4,000 for the nine months ended September 30, 1998 compared to the same period in 1997 due to increases in both rental rates and occupancy levels. Realized rent for the nine months ended September 30, 1998 increased to $1.25 per occupied square foot from $1.18 per occupied square foot for the nine months ended September 30, 1997. Weighted average occupancy levels at the business park facility were 98% and 97% for the nine months ended September 30, 1998 and 1997, respectively.

     Other income increased $14,000 for the nine months ended September 30, 1998 compared to the same periods in 1997 due to an increase in interest income earned on invested cash.

     Dividend income from marketable securities of affiliate increased $40,000 for the nine months ended September 30, 1998 compared to the same period in 1997 due to an increase in the number of shares owned in 1998 compared to the same period in 1997.

     Cost of operations (including management fees paid to affiliate) for the nine months ended September 30, 1998 was $1,732,000 compared to $1,581,000 for the nine months ended September 30, 1997, representing an increase of $151,000 or 10%. Cost of operations (including management fees paid to affiliate) for the three months ended September 30, 1998 was $566,000 compared to $512,000 for the three months ended September 30, 1997, representing a increase of $54,000 or 11%. This increase is mainly attributable to increases in management fees, property taxes, and advertising and promotion expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     Interest expense decreased $37,000 for the nine months ended September 30, 1998 compared to the same period in 1997 due primarily to a lower outstanding loan balance in 1998 over 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($2,646,000 for the nine months ended September 30, 1998) have been sufficient to meet all current obligations of the Partnership.

     At September 30, 1998, the Partnership held 533,334 shares of common stock (marketable securities) with a fair value totaling $14,300,000 (cost basis of $7,834,000 at September 30, 1998) in Public Storage, Inc. The Partnership recognized $348,000 in dividends for the nine months ended September 30, 1998.

     In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to make principal payments that commenced in 1991 and to increase cash reserves in subsequent years through 1999, at which time the remaining principal balance is due.

     The Partnership's mortgage note payable matures on June 1, 1999. The general partners believe the Partnership can refinance the loan on terms acceptable to the Partnership upon maturity.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

     Public Storage, Inc. ("PSI"), the general partner and property manager, has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

     Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K Issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if the plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, operations of the Partnership could be materially impacted.

     Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be completed by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

     The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. PSI has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. PSI is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, PSI has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

     The total cost of PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership is estimated at approximately $64,000. These costs are capitalized.

     The costs of the projects and the date on which PSI believes that it will be Year 2000 compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issue either within PSI and the Partnership or at external agents. In addition, the impact of the Y2K Issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

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




                                             DATED: November 13, 1998

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