Form 10-K
period 1998-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 1999-03-31
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ----------------

Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                           95-3292068
------------------------------------------          ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

         701 Western Avenue
        Glendale, California                                     91201
------------------------------------------          ----------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

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

Investments in Facilities
-------------------------

         At December 31, 1998, the Partnership owned 15 properties including one business park. Nine of the properties are located in California, three in Florida and three in Georgia. One of the mini-warehouses, the Miami/Perrine, Florida facility, was destroyed by Hurricane Andrew in August 1992, and will not be reconstructed (see Item 2 below). One property, located in California, was sold in May 1982.

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

         Mini-warehouses in which the Partnership has invested generally consist Mini-warehouses in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 175,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has decreased from 95% in 1997 to 94% in 1998. Realized monthly rents per occupied square foot increased from $.81 in 1997 to $.87 in 1998. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1998 about properties owned by the Partnership:

                                  Size of                             Numbers of                            Completion
            Location              Parcel         Net Rentable Area      Spaces       Date of Purchase          Date
----------------------------      ----------     -----------------      ------       ----------------      ------------
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1998, there were approximately 1,190 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.


For the Year
Ended December 31,                            1998               1997               1996               1995              1994
--------------------------------         --------------     --------------     --------------     --------------    --------------
Revenues                                 $    8,188,000     $    7,606,000     $    7,093,000     $    6,746,000    $    6,438,000

Depreciation and
   amortization                                 875,000            830,000            765,000            688,000           618,000

Interest expense                              2,450,000          2,504,000          2,533,000          2,598,000         2,677,000

Income before gain relating
   to sale of land                            2,461,000          2,010,000          1,652,000          1,426,000         1,189,000

Net income (1)                                2,461,000          2,010,000          1,665,000          1,426,000         1,189,000

Limited partners' share                       2,437,000          1,990,000          1,648,000          1,412,000         1,177,000

General partners' share                          24,000             20,000             17,000             14,000            12,000

Limited partners' per unit data (2)
     Net income (1)                              $55.39             $45.23             $37.45             $32.09            $26.75


As of December 31,
--------------------------------
Cash and cash equivalents                $    4,904,000     $    2,963,000     $    3,177,000     $    1,156,000    $      675,000

Total assets                             $   29,390,000     $   28,600,000     $   27,590,000     $   21,137,000    $   18,490,000

Mortgage note payable                    $   21,742,000     $   22,272,000     $   22,748,000     $   23,196,000    $   23,609,000


(1) Net income for 1996 includes a gain relating to a sale of land totaling $13,000 ($.30 per Unit).

(2) Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Partnership's net income was $2,461,000 in 1998 compared to $2,010,000 in 1997, representing an increase of $451,000. The increase was primarily attributable to an increase in property net operating income at the Partnership's mini-warehouse facilities combined with decreased interest expense.

         During 1998, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $4,307,000 in 1998 compared to $3,997,000 in 1997, representing an increase of $310,000 or 8%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility offset by increases in cost of operations and depreciation expense.

         Rental income was $7,511,000 in 1998 compared to $7,000,000 in 1997, representing an increase of $511,000 or 7%. The increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. Rental income at the San Francisco business park facility increased by $16,000 due to a 7 point increase in occupancy. The weighted average occupancy levels for the mini-warehouse and business park facilities were 94% and 98% respectively, in 1998 compared to 95% and 97% respectively, in 1997. The monthly realized rent per occupied square foot for the mini-warehouse and business park facilities averaged $.87 and $1.26, respectively, in 1998 compared to $.81 and $1.19, respectively, in 1997.

         Other income increased $27,000 in 1998 compared to 1997. This increase is primarily due to an increase in invested cash balances.

         Dividend income from marketable securities of affiliate increased $44,000 in 1998 compared to 1997. This increase is primarily due to an increase in the weighted average number of shares owned in 1998 compared to 1997.

         Cost of operations (including management fees paid to affiliates) increased $156,000 or 7% to $2,329,000 in 1998 from $2,173,000 in 1997. This increase was primarily attributable to increases in management fees, payroll, property tax and advertising expenses.

         Interest  expense  was  $2,450,000  and  $2,504,000  in 1998 and  1997,
respectively, representing a decrease of $54,000 or 2%. The decrease was primarily a result of a lower average outstanding loan balance in 1998 compared to 1997.

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

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities ($3,460,000 for the year ended December 31, 1998) have been sufficient to meet all current obligations of the Partnership. During 1999, the Partnership anticipates approximately $305,000 of capital improvements compared to $554,000 in 1998 and $576,000 in 1997. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

         At December 31, 1998, the Partnership held 533,334 shares of common stock (marketable securities) with a fair value totaling $14,433,000 (cost of $7,834,000 at December 31, 1998) in Public Storage, Inc. During 1998, the Partnership purchased 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership recognized $466,000 in dividends during 1998.

         In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling costs), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000 (the Partnership's basis is $230,000 in such land).

         Distributions to the limited and general partners for the years 1978-1991 aggregated $54,915,000 including $24,356,000 distributed to the partners in 1989 in connection with a financing of the properties.

         Quarterly distributions were reduced in 1990 and discontinued in 1991, to enable the Partnership to increase its cash reserves for debt principal payments.

         During the third quarter of 1987, the limited partners recovered all of their initial investment thereby increasing the General Partners' share of cash distributions from 8% to 25% (see Item 13).

         During 1989, the Partnership financed all of its properties with a $26,250,000 loan with fixed interest of 10.75% per annum. Proceeds of
$24,356,000 were distributed to the partners in June 1989 and are included in the 1989 distribution. In February 1994, the Partnership made a prepayment of principal totaling $1,530,000 on this note. As a result of the pre-payment, the monthly payment of principal and interest has been reduced from $257,000 to $242,000. At December 31, 1998, the outstanding balance of the mortgage note was $21,742,000, which matures on June 1, 1999. The general partner believes the note can be refinanced on terms acceptable to the Partnership.

Year 2000 System Issues
-----------------------

         The Partnership utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnersip has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership and the Joint Venture is estimated at approximately $67,185. These costs are capitalized. PSI's Year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI and the Partnership expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Partnership or PSI has identified all potential Y2K Issues either within the Partnership, at PSI, or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                              Positions with PSI
-------------------------     -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President
Obren B. Gerich               Senior Vice President
Marvin M. Lotz                Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 65, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, has been employed by PSI for 21 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 39 became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 38, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 56, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 49, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 47, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 37, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 59, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 63, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Mutual Funds, ReadyPac Produce, Inc., Royce Medical Company, SupraLife International and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 65, became a director of PSI in November 1991. Since January 1999, Mr. Baker has been President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 51, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc., Harvey's Acquisition Corp and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 50, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 46, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997. He has been a director of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of he own moving company, Gate way Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on a review of the reports filed under Section 16(a) of the Securities Exchange Act of 1934 with respect to the units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1998, B. Wayne Hughes, Jr. And Thomas J. Barrak, Jr., each of whom is a director of PSI, a General Partner of the Partnership, each filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after its due date.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At March 10, 1999, the following persons beneficially owned more than 5% of the Units:


       Title                     Name and Address                 Amount of Beneficial          Percent
     of Class                   of Beneficial Owner                     Ownership               of Class
----------------------     -------------------------------       ----------------------        ----------
Units of Limited           Public Storage, Inc.                     16,470 Units (1)             37.4%
Partnership Interest       701 Western Avenue
                           Glendale, California 91201

Units of Limited           B. Wayne Hughes                          11,271 Units (3)             25.6%
Partnership Interest       Tamara Hughes Gustavson,
                           PS Orangeco, Inc.
                           701 Western Avenue
                           Glendale, California 91201


(1) Includes (i) 16,369 Units owned by PSI as to which PSI has sole voting and dispositive power, (ii) 80 Units which PSI has a currently exercisable option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes and (iii) 21 Units which PSI has an option to acquire from Tamara Hughes Gustavson commencing April 1, 1999.

(2) Includes 4,852 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 131 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has a currently exercisable option to acquire 80 of these Units and has an option to acquire 21 of these Units commencing April 1, 1999, and (iii) 6,288 Units owned by PS Orangeco, Inc., a corporation whose common stock (representing 5% of the equity) is owned by Hughes and members of his family and whose non-voting preferred stock (representing 95% of the equity) is owned by PSI, and as to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b) The Partnership has no officers and directors. The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 27 Units (0.06% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 11,172 Units, representing 25.4% of the Units (including the 4,852 Units owned by Hughes and the 6,288 Units owned by PS Orangeco, Inc. as to which Hughes shares voting and dispositive power set forth above).

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

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1998, the Partnership paid fees of $435,000 to PSI pursuant to the Management Agreement.

         The Partnership's commercial property is managed by PSBP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1998, the Partnership paid $13,000 to PSBP pursuant to the Management Agreement.

         In January 1997, PSBP became the operator of the Partnership's commercial property pursuant to the Management Agreement. PSBP is an operating partnership formed to own and operate business parks in which PSI has a significant economic interest. The general partner of PSBP is PSCPG, now known as PS Business Parks, Inc.

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

                                PUBLIC STORAGE PROPERTIES V, LTD.,
                                a California Limited Partnership

Dated:  March 31, 1999          By:  Public Storage, Inc., General Partner


                                     By:  /s/ B Wayne Hughes
                                          --------------------------------------
                                          B. Wayne Hughes, Chairman of the Board

                                By:  /s/ B Wayne Hughes
                                     --------------------------------------
                                     B. Wayne Hughes, General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


        Signature                                    Capacity                                Date
-----------------------------     -------------------------------------------------     ---------------

/s/ B Wayne Hughes                Chairman of the Board and                             March 31, 1999
-----------------------------     Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                   and General Partner (principal executive officer)


/s/ Harvey Lenkin                 President and Director                                March 31, 1999
-----------------------------     of Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.          Vice President and Director                           March 31, 1999
-----------------------------     of Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes                    Senior Vice President and Chief Financial             March 31, 1999
-----------------------------     Officer of Public Storage, Inc.
John Reyes                        (principal financial officer and principal
                                  accounting officer)


/s/ Robert J. Abernethy           Director of Public Storage, Inc.                      March 31, 1999
-----------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff              Director of Public Storage, Inc.                      March 31, 1999
-----------------------------
Dann V. Angeloff


/s/ William C. Baker              Director of Public Storage, Inc.                      March 31, 1999
-----------------------------
William C. Baker


                                  Director of Public Storage, Inc.
-----------------------------
Thomas J. Barrack, Jr.


/s/ Uri P. Harkham                Director of Public Storage, Inc.                      March 31, 1999
-----------------------------
Uri P. Harkham


                                  Director of Public Storage, Inc.
-----------------------------
Daniel C. Staton


                        PUBLIC STORAGE PROPERTIES V, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))




                                                                          Page
                                                                    References
                                                                    ----------

Report of Independent Auditors                                             F-1


Financial Statements and Schedule:


Balance Sheets as of December 31, 1998 and 1997                            F-2

For the Years Ended December 31, 1998, 1997 and 1996:

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

                         Report of Independent Auditors



The Partners
Public Storage Properties V, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                             ERNST & YOUNG  LLP

February 26, 1999
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                                                              1998                  1997
                                                                        ----------------      ----------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                                $    4,904,000        $    2,963,000
Marketable securities of affiliate
     (cost of $7,834,000 in 1998 and $7,399,000 in 1997)                     14,433,000            15,226,000
Rent and other receivables                                                      171,000               127,000

Real estate facilities, at cost:
     Buildings and equipment                                                 15,816,000            15,262,000
     Land (including land held for sale of $230,000)                          4,714,000             4,714,000
                                                                        ----------------      ----------------
                                                                             20,530,000            19,976,000
     Less accumulated depreciation                                          (10,751,000)           (9,876,000)
                                                                        ----------------      ----------------

                                                                              9,779,000            10,100,000

Other assets                                                                    103,000               184,000
                                                                        ----------------      ----------------

Total assets                                                             $   29,390,000        $   28,600,000
                                                                        ================      ================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                         $      135,000        $       69,000
Deferred revenue                                                                222,000               201,000
Mortgage note payable                                                        21,742,000            22,272,000

Partners' equity

     Limited partners' equity (deficit), $500 per
       unit, 44,000 units authorized, issued and outstanding                    514,000            (1,314,000)
     General partners' equity (deficit)                                         178,000              (455,000)
     Unrealized gain on marketable securities                                 6,599,000             7,827,000
                                                                        ----------------      ----------------

     Total partners' equity                                                   7,291,000             6,058,000
                                                                        ----------------      ----------------

Total liabilities and partners' equity                                   $   29,390,000        $   28,600,000
                                                                        ================      ================

                            See accompanying notes.
                                      F-2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                                       1998                  1997                  1996
                                                                 ----------------      ----------------      ----------------
REVENUES:

Rental income                                                    $     7,511,000       $     7,000,000       $     6,589,000
Dividends from marketable securities of affiliate                        466,000               422,000               388,000
Other income                                                             211,000               184,000               116,000
                                                                 ----------------      ----------------      ----------------

                                                                       8,188,000             7,606,000             7,093,000
                                                                 ----------------      ----------------      ----------------
COSTS AND EXPENSES:

Cost of operations                                                     1,881,000             1,755,000             1,696,000
Management fees paid to affiliates                                       448,000               418,000               372,000
Depreciation                                                             875,000               830,000               765,000
Administrative                                                            73,000                89,000                75,000
Interest expense                                                       2,450,000             2,504,000             2,533,000
                                                                 ----------------      ----------------      ----------------

                                                                       5,727,000             5,596,000             5,441,000
                                                                 ----------------      ----------------      ----------------

Net income before gain on sale of land                                 2,461,000             2,010,000             1,652,000

Gain on sale of land                                                      -                     -                     13,000
                                                                 ----------------      ----------------      ----------------

NET INCOME                                                       $     2,461,000       $     2,010,000       $     1,665,000
                                                                 ================      ================      ================
Limited partners' share of net income ($55.39 per unit in
   1998, $45.23 per unit in 1997, $37.45 per unit in 1996)       $     2,437,000       $     1,990,000       $     1,648,000

General partners' share of net income                                     24,000                20,000                17,000
                                                                 ----------------      ----------------      ----------------

                                                                 $     2,461,000       $     2,010,000       $     1,665,000
                                                                 ================      ================      ================

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
             For the years ended December 31, 1998, 1997, and 1996

                                                                                            Other
                                                                                         Comprehensive         Total Partners'
                                         Limited Partners       General Partners            Income             Equity(Deficit)
                                         ----------------       ----------------       ----------------       ----------------

Balance at December 31, 1995               $(4,042,000)           $(1,402,000)           $3,088,000            $(2,356,000)

Unrealized   gain   on   marketable
   securities                                    -                      -                 5,287,000              5,287,000

Net income                                   1,648,000                 17,000                 -                  1,665,000

Equity transfer                               (412,000)               412,000                 -                      -
                                         ----------------       ----------------       ----------------       ----------------

Balance at December 31, 1996                (2,806,000)              (973,000)            8,375,000              4,596,000

Unrealized   loss   on   marketable
   securities                                    -                      -                  (548,000)              (548,000)

Net income                                   1,990,000                 20,000                 -                  2,010,000

Equity transfer                               (498,000)               498,000                 -                      -
                                         ----------------       ----------------       ----------------       ----------------

Balance at December 31, 1997                (1,314,000)              (455,000)            7,827,000              6,058,000

Unrealized   loss   on   marketable
   securities                                    -                      -                (1,228,000)            (1,228,000)

Net income                                   2,437,000                 24,000                 -                  2,461,000

Equity transfer                               (609,000)               609,000                 -                      -
                                         ----------------       ----------------       ----------------       ----------------

Balance at December 31, 1998               $   514,000            $   178,000            $6,599,000            $ 7,291,000
                                         ================       ================       ================       ================

                            See accompanying notes.
                                      F-4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998 1997, and 1996


                                                                          1998             1997               1996
                                                                   ----------------  ----------------  ----------------
Cash flows from operating activities:

   Net income                                                      $   2,461,000     $   2,010,000      $   1,665,000

   Adjustments to reconcile net income to cash provided by operating activities:

   Gain on sale of land                                                   -                 -                 (13,000)
   Depreciation                                                          875,000           830,000            765,000
   Increase in rent and other receivables                                (44,000)          (12,000)           (30,000)
   Amortization of prepaid loan fees                                      82,000            82,000             82,000
   Amortization of prepaid management fees                                -                 -                 229,000
   (Increase) decrease in other assets                                    (1,000)           20,000            (26,000)
   Increase (decrease) in accounts payable                                66,000            18,000            (50,000)
   Increase (decrease) in deferred revenue                                21,000             6,000             (1,000)
                                                                   ----------------  ----------------  ----------------

     Total adjustments                                                   999,000           944,000            956,000
                                                                   ----------------  ----------------  ----------------

     Net cash provided by operating activities                         3,460,000         2,954,000          2,621,000
                                                                   ----------------  ----------------  ----------------
Cash flows form investing activities:

   Purchase of marketable securities of affiliate                       (435,000)       (2,116,000)            -
   Proceeds from sale of land                                             -                 -                 376,000
   Additions to real estate facilities                                  (554,000)         (576,000)          (528,000)
                                                                   ----------------  ----------------  ----------------

     Net cash used in investing activities                              (989,000)       (2,692,000)          (152,000)
                                                                   ----------------  ----------------  ----------------
Cash flows from financing activities:

   Principal payments on mortgage note payable                          (530,000)         (476,000)          (448,000)
                                                                   ----------------  ----------------  ----------------

     Net cash used in financing activities                              (530,000)         (476,000)          (448,000)
                                                                   ----------------  ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                   1,941,000          (214,000)         2,021,000

Cash and cash equivalents at the beginning of the year                 2,963,000         3,177,000          1,156,000
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents at the end of the year                   $   4,904,000     $   2,963,000      $   3,177,000
                                                                   ================  ================  ================

                            See accompanying notes.
                                      F-5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)

                                                                         1998              1997              1996
                                                                   ----------------  ----------------  ----------------

Supplemental schedule of non-cash investing and financing activities:

     Decrease (Increase) in fair value of marketable
       securities of affiliate                                       $  1,228,000      $    548,000      $  (5,287,000)
                                                                   ================  ================  ================
     Unrealized (loss) gain on marketable securities of
       affiliate                                                     $ (1,228,000)     $   (548,000)     $   5,287,000
                                                                   ================  ================  ================

                            See accompanying notes.
                                      F-6

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Real Estate Facilities:
         -----------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 1998 and 1997 to develop mini-warehouses and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

2.       SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND PARTNERSHIP MATTERS
         (CONTINUED)

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 1998 and 1997 consist of 533,334 and 518,334 shares of common stock of PSI, respectively. During 1998, the Partnership purchased an additional 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1998 and 1997, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1998 and 1997, and has recorded a corresponding unrealized (loss) gain totaling $(1,228,000), $(548,000) and $5,287,000 for the years ended
         December 31, 1998, 1997, and 1996, respectively, as a (decrease) increase to Partnership equity. The Partnership recognized dividends of $466,000, $422,000 and $388,000 for the years ended December 31, 1998,
         1997 and 1996, respectively.

         Comprehensive Income:
         ---------------------

                  As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The primary impact of this statement for the Company is to recharaterize unrealized gains or losses in shareholders' equity as "other comprehensive income." Prior year financial statments have been reclassified to conform to the requirements of Statement 130.

         Other Assets:
         -------------

                  Included in other assets is deferred financing costs of $33,000 ($115,000 at December 31, 1997). Such balance is being amortized as interest expense using the straight-line basis over the life of the loan.

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

2.       SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND PARTNERSHIP MATTERS
         (CONTINUED)

         Segement Reporting:
         -------------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership's disclosure.

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

5.       RELATED PARTY TRANSACTIONS

                  The Company has a management agreement with Public Storage, Inc. ("PSI") pursuant to which PSI operates the Company's mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Company's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliated of PSI operates the Company's business parks for a fee equal to 5% of the facilities gross income.

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

                  Unaudited taxable net income was $2,690,000, $2,174,000 and $1,874,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The differences between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       MORTGAGE NOTE PAYABLE

                  On June 8, 1989, the Partnership financed all of its properties with a $26,250,000 ten-year nonrecourse note secured by the Partnership's properties. The note bears interest at 10.75%. The note provides payments of interest and principal of $242,000 per month. On June 1, 1999, the maturity date, a balloon payment for accrued interest and any unpaid principal is due. The general partner believes the note can be refinanced on terms acceptable to the Partnership.

                  Carrying value of the mortgage note payable approximates its fair value.

                  Interest paid on the note was $2,368,000, $2,422,000 and $2,451,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1998

                                                          Initial Cost
                                                    ---------------------------          Costs
                                                                    Building,       Subsequent to
                                                                    Land Imp &      construction
         Description             Encumbrances           Land        Equipment      (Improvements)
---------------------------     ---------------     -----------   -------------      ------------
Mini-warehouses:
    CALIFORNIa
Belmont                                -              $478,000       $811,000          $176,000
Carson Street                          -               265,000        563,000           100,000
Palmdale                               -               114,000        721,000           285,000
Pasadena Fair Oaks                     -               686,000      1,219,000           311,000
Sacramento Carmichael                  -               305,000        850,000           282,000
Sacramento Florin                      -               326,000      1,063,000           245,000
San Jose Capitol Quimby                -               209,000        742,000           192,000
San Jose Felipe                        -               270,000        935,000           206,000
So. San Francisco
   Spruce (1)                          -               532,000      1,488,000           462,000

    FLORIDA
Miami Perrine (3)                      -               230,000              -                 -
Miami 27th Avenue                      -               142,000        878,000           287,000
Miami 29th                             -               270,000        520,000           207,000

    GEORGIA
Atlanta Montreal Road                  -               397,000        888,000           225,000
Atlanta Mountain
   Industrial Blvd.                    -               271,000        725,000           268,000
Marietta-Cobb Parkway                  -               219,000        914,000           253,000
                                ---------------     -----------   -------------      ------------
                                 $21,742,000(2)     $4,714,000    $12,317,000         $3,499,000
                                ===============     ===========   =============      ============

                                         Gross Carrying Amount
                                         at December 31, 1998
                                -----------------------------------------
                                                 Building,
                                                Land Imp &                   Accumulate         Date
         Description                Land         Equipment       Total      Depreciation      Completed
---------------------------     ------------   -----------    -----------   ------------       ---------
Mini-warehouses:
    CALIFORNIa
Belmont                            $478,000       $987,000     $1,465,000      $706,000          12/79
Carson Street                       265,000        663,000        928,000       477,000          01/80
Palmdale                            114,000      1,006,000      1,120,000       683,000          01/80
Pasadena Fair Oaks                  686,000      1,530,000      2,216,000     1,004,000          03/80
Sacramento Carmichael               305,000      1,132,000      1,437,000       769,000          07/80
Sacramento Florin                   326,000      1,308,000      1,634,000       898,000          06/80
San Jose Capitol Quimby             209,000        934,000      1,143,000       622,000          07/80
San Jose Felipe                     270,000      1,141,000      1,411,000       760,000          12/80
So. San Francisco
   Spruce (1)                       532,000      1,950,000      2,482,000     1,279,000          11/80

    FLORIDA
Miami Perrine (3)                   230,000              -        230,000             -          01/80
Miami 27th Avenue                   142,000      1,165,000      1,307,000       824,000          05/80
Miami 29th                          270,000        727,000        997,000       514,000          10/79

    GEORGIA
Atlanta Montreal Road               397,000      1,113,000      1,510,000       746,000          06/80
Atlanta Mountain
   Industrial Blvd.                 271,000        993,000      1,264,000       655,000          09/80
Marietta-Cobb Parkway               219,000      1,167,000      1,386,000       814,000          10/79
                                ------------   -----------    -----------   ------------
                                 $4,714,000    $15,816,000    $20,530,000   $10,751,000
                                ============   ===========    ===========   ============

(1)  A portion of the property has been developed as a business park.

(2) All fifteen mini-warehouse locations are encumbered by a promissory note. The $21,742,000 listed above is the principal balance remaining on the note at 12/31/98.

(3) In 1993, the buildings and improvements at the Miami/Perrine property that were destroyed by Hurricane Andrew were written off. In 1996, the Partnership sold approximately 61% of the Miami/Perrine property.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)

           Reconciliation of Real Estate and Accumulated Depreciation

                             Year Ended December 31,



                                                 1998            1997            1996
                                             ------------    ------------    ------------
Investment in Real estate
   Balance at the beginning of the year      $ 19,976,000    $ 19,400,000   $ 19,235,000
   Additions through cash expenditures            554,000         576,000        528,000
   Deductions through sale of land                  -               -           (363,000)
                                             ------------    ------------    ------------
Balance at the end of the year               $ 20,530,000    $ 19,976,000   $ 19,400,000
                                             ============    ============    ============

Accumulated Depreciation
   Balance at the beginning of the year      $  9,876,000    $  9,046,000   $  8,281,000
   Additions charged to costs and expenses        875,000         830,000        765,000
                                             ------------    ------------    ------------
Balance at the end of the year               $ 10,751,000    $  9,876,000   $  9,046,000
                                             ============    ============    ============


(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $6,143,000 (unaudited).