Form 10-Q
period 1999-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 1999-05-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                              ----------------  ---------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-3292068
---------------------------------------------           ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)



           701 Western Avenue
          Glendale, California                                   91201
---------------------------------------------           ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                      INDEX


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 1999
   and December 31, 1998                                                     2

Condensed statements of income for the three
   months ended March 31, 1999 and 1998                                      3

Condensed statement of partners' equity for the
   three months ended March 31, 1999                                         4

Condensed statements of cash flows for the
   three months ended March 31, 1999 and 1998                                5

Notes to condensed financial statements                                    6-7

Management's discussion and analysis of
   financial condition and results of operations                          8-11


PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                    12

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                       March 31,            December 31,
                                                                                          1999                  1998
                                                                                    ---------------       ---------------
                                                                                      (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                           $    5,869,000        $    4,904,000
Marketable securities of affiliate (cost of $7,834,000)                                 13,333,000            14,433,000
Rent and other receivables                                                                 120,000               171,000

Real estate facilities, at cost:
     Buildings and equipment                                                            15,841,000            15,816,000
     Land (including land held for sale of $230,000)                                     4,714,000             4,714,000
                                                                                    ---------------       ---------------
                                                                                        20,555,000            20,530,000

     Less accumulated depreciation                                                     (10,986,000)          (10,751,000)
                                                                                    ---------------       ---------------
                                                                                         9,569,000             9,779,000

Other assets                                                                                84,000               103,000
                                                                                    ---------------       ---------------

Total assets                                                                        $   28,975,000        $   29,390,000
                                                                                    ===============       ===============

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                                    $      310,000        $      135,000
Deferred revenue                                                                           226,000               222,000
Mortgage note payable                                                                   21,648,000            21,742,000

Partners' equity:

     Limited partners' equity, $500 per unit, 44,000 units
        authorized, issued and outstanding                                                 959,000               514,000
     General partners' equity                                                              333,000               178,000
     Other comprehensive income                                                          5,499,000             6,599,000
                                                                                    ---------------       ---------------

     Total partners' equity                                                              6,791,000             7,291,000
                                                                                    ---------------       ---------------

Total liabilities and partners' equity                                              $   28,975,000        $   29,390,000
                                                                                    ===============       ===============

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                             1999                  1998
                                                                         -------------         -------------

REVENUES:

Rental income                                                            $   1,866,000         $   1,789,000
Dividends from marketable  securities of affiliate                             117,000               114,000
Interest and other income                                                       62,000                45,000
                                                                         -------------         -------------

                                                                             2,045,000             1,948,000
                                                                         -------------         -------------

COSTS AND EXPENSES:

Cost of operations                                                             470,000               483,000
Management fees paid to affiliates                                             111,000               107,000
Depreciation                                                                   235,000               216,000
Administrative                                                                  26,000                16,000
Interest expense                                                               603,000               613,000
                                                                         -------------         -------------

                                                                             1,445,000             1,435,000
                                                                         -------------         -------------

NET INCOME                                                               $     600,000         $     513,000
                                                                         =============         =============

Limited partners' share of net income ($13.48 per unit
   in 1999 and $11.55 per unit in 1998)                                  $     593,000         $     508,000

General partners' share of net income                                            7,000                 5,000
                                                                         -------------         -------------

                                                                         $     600,000         $     513,000
                                                                         =============         =============

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                           Other                 Total
                                                 Limited              General          Comprehensive           Partners'
                                                Partners             Partners              Income               Equity
                                             ---------------      ---------------     ----------------     ----------------

Balance at December 31, 1998                 $      514,000       $      178,000      $     6,599,000       $    7,291,000

Unrealized loss on marketable                        -                    -                (1,100,000)          (1,100,000)
   Securities

Net income                                          593,000                7,000               -                   600,000

Equity transfer                                    (148,000)             148,000               -                    -
                                             ---------------      ---------------     ----------------     ----------------

Balance at March 31, 1999                    $      959,000       $      333,000       $    5,499,000       $    6,791,000
                                             ===============      ===============     ================     ================

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                                     March 31,
                                                                        ------------------------------------
                                                                            1999                  1998
                                                                        --------------        --------------
Cash flows from operating activities:

     Net income                                                         $     600,000         $     513,000

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                          235,000               216,000
        Decrease in rent and other receivables                                 51,000                 3,000
        Amortization of prepaid loan fees                                      20,000                20,000
        Increase in other assets                                               (1,000)               (2,000)
        Increase in accounts payable                                          175,000                50,000
        Increase in deferred revenue                                            4,000                27,000
                                                                        --------------        --------------

         Total adjustments                                                    484,000               314,000
                                                                        --------------        --------------

         Net cash provided by operating activities                          1,084,000               827,000
                                                                        --------------        --------------

Cash flow from investing activities:

     Additions to real estate facilities                                      (25,000)              (32,000)
                                                                        --------------        --------------

         Net cash used in investing activities                                (25,000)              (32,000)
                                                                        --------------        --------------

Cash flow from financing activities:

     Principal payments on mortgage note payable                              (94,000)             (127,000)
                                                                        --------------        --------------

         Net cash used in financing activities                                (94,000)             (127,000)
                                                                        --------------        --------------

Net increase in cash and cash equivalents                                     965,000               668,000

Cash and cash equivalents at beginning of period                            4,904,000             2,963,000
                                                                        --------------        --------------

Cash and cash equivalents at end of period                              $   5,869,000         $   3,631,000
                                                                        ==============        ==============
Supplemental schedule of non-cash investing and
    financing activities:

    Decrease (increase) in fair value of marketable securities          $   1,100,000         $    (778,000)
                                                                        ==============        ==============

    Unrealized (loss) gain on marketable securities                     $  (1,100,000)        $     778,000
                                                                        ==============        ==============

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1998.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1999, the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 1999 consist of 533,334 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1999, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 1999. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, the Partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (5.48% at April 1, 1999). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

         The Partnership's net income for the three months ended March 31, 1999 was $600,000 compared to $513,000 for the three months ended March 31, 1998, representing an increase of $87,000 or 17%. The increase is primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

         Rental income for the three months ended March 31, 1999 was $1,866,000 compared to $1,789,000 for the three months ended March 31, 1998, representing an increase of $77,000 or 4%. This increase is primarily attributable to increased rental rates at the Partnership's mini-warehouse and business-park facilities. Realized rent at the mini-warehouse facilities for the three months ended March 31, 1999 increased to $.88 per occupied square foot from $.83 per occupied square foot for the three months ended March 31,1998. Weighted average occupancy levels at the mini-warehouse facilities were 93% and 94% for the three months ended March 31, 1999 and 1998, respectively. Rental income at the Partnership's San Francisco business park facility increased $4,000 for the three months ended March 31, 1999 compared to the same period in 1998 due to an increase in rental rates. Average monthly realized rent for the three months ended March 31, 1999 increased to $1.32 per occupied square foot from $1.22 per occupied square foot for the three months ended March 31, 1998. Weighted average occupancy levels at the business park facility were 97% and 98% for the three months ended March 31, 1999 and 1998, respectively.

         Other income increased $17,000 for the three months ended March 31, 1999 compared to the same period in 1998 due to an increase in interest income earned on invested cash balances.

         Dividend income from marketable securities of affiliate increased $3,000 for the three months ended March 31, 1999 compared to the same period in 1998 due to an increase in the number of shares owned in 1999 compared to the same period in 1998.

         Cost of operations (including management fees paid to affiliates) for the three months ended March 31, 1999 was $581,000 compared to $590,000 for the three months ended March 31, 1998, representing an decrease of $9,000 or 2%. This decrease is primarily due to a decrease in repairs and maintenance expenses.

         Interest expense decreased $10,000 for the three months ended March 31, 1999 compared to the same period in 1998 due primarily to a lower outstanding loan balance in 1999 over 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($1,084,000 for the three months ended March 31, 1999) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 1999, the Partnership held 533,334 shares of common stock with a fair value totaling $13,333,000 (cost basis of $7,834,000 at March 31, 1999) in Public Storage, Inc. The Partnership recognized $117,000 in dividends for the three months ended March 31, 1999.

         On April 1, 1999, the Partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (5.48% at April 1, 1999). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

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

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

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

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Company has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership is estimated at approximately $67,185. These costs are capitalized. PSI's Year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

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

Item 6 Exhibits and Reports on Form 8-K.
       ---------------------------------

         (a)  The following exhibit is included herein:

                 10.1 Credit Agreement dated April 1, 1999 by and between Public Storage Properties V, Ltd. and Wells Fargo Bank, National Association

                 10.2 Interest Swap Agreement dated March 9, 1999 by and between Public Storage Properties V, Ltd. and Wells Fargo Bank, National Association

                 27)   Financial Data Schedule

         (b)  Form 8-K

                 None


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     DATED: May 14, 1999

                                     PUBLIC STORAGE PROPERTIES V, LTD.

                                     BY:  Public Storage, Inc.
                                           General Partner



                                     BY:  /s/ John Reyes
                                          -------------------------
                                          John Reyes
                                          Senior Vice President and
                                            Chief Financial Officer

                                CREDIT AGREEMENT

         THIS  AGREEMENT  is entered  into as of April 1, 1999,  by and  between
PUBLIC   STORAGE   PROPERTIES   V,  LTD.,  a  California   limited   partnership
("Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank").

                                     RECITAL
                                     -------

         Borrower has requested from Bank the credit accommodation described below, and Bank has agreed to provide said credit accommodation to Borrower on the terms and conditions contained herein.

         NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Bank and Borrower hereby agree as follows:

                                    ARTICLE I
                                    ---------

                                   THE CREDIT
                                   ----------

         SECTION 1.1.   LOAN.

         (a) LOAN. Subject to the terms and conditions of this Agreement, Bank hereby agrees to make a loan to Borrower in the principal amount of Seventeen Million Dollars ($17,000,000.00) ("Loan"), the proceeds of which shall be used to repay existing indebtedness of Borrower to AIG Mortgage Finance Company, Inc. Borrower's obligation to repay the Loan shall be evidenced by a promissory note substantially in the form of Exhibit A attached hereto ("Loan Note"), all terms of which are incorporated herein by this reference. Bank's commitment to grant the Loan shall terminate on April 30, 1999.

         (b) REPAYMENT. The outstanding principal balance of the Loan shall be due and payable in full on April 1, 2003.

         (c) PREPAYMENT. Borrower may prepay principal on the Loan solely in accordance with the provisions of the Loan Note.

         SECTION 1.2.   INTEREST/FEES.

         (a) INTEREST. The outstanding principal balance of the Loan shall bear interest at the rates of interest set forth in the Loan Note.

         77(b) COMPUTATION AND PAYMENT. Interest shall be computed on the basis of a 360-day year, actual days elapsed. Interest shall be payable at the times and place set forth in the Loan Note.

         (c) COMMITMENT FEE. Borrower shall pay to Bank a non-refundable commitment fee for the Loan equal to $42,500.00, which fee shall be due and payable in full upon execution of this Agreement.

         SECTION 1.3. COLLECTION OF PAYMENTS. Borrower authorizes Bank to collect all interest and fees due under the Loan by charging Borrower's demand deposit account number 4648-056695 with Bank, or any other demand deposit account maintained by Borrower with Bank, for the full amount thereof. Should there be insufficient funds in any such demand deposit account to pay all such sums when due, the full amount of such deficiency shall be immediately due and payable by Borrower.

                                   ARTICLE II
                                   ----------

                         REPRESENTATIONS AND WARRANTIES
                         ------------------------------

         Borrower makes the following representations and warranties to Bank, which representations and warranties shall survive the execution of this Agreement and shall continue in full force and effect until the full and final payment, and satisfaction and discharge, of all obligations of Borrower to Bank subject to this Agreement.

         SECTION 2.1. LEGAL STATUS. Borrower is a limited partnership, duly organized and existing and in good standing under the laws of the state of California, and is qualified or licensed to do business in all jurisdictions in which such qualification or licensing is required or in which the failure to so qualify or to be so licensed could have a material adverse effect on Borrower.

         SECTION 2.2. AUTHORIZATION AND VALIDITY. This Agreement, the Loan Note, and each other document, contract and instrument required hereby or at any time hereafter delivered to Bank in connection herewith (collectively, the "Loan Documents") have been duly authorized, and upon their execution and delivery in accordance with the provisions hereof will constitute legal, valid and binding agreements and obligations of Borrower or the party which executes the same, enforceable in accordance with their respective terms.

         SECTION 2.3. NO VIOLATION. The execution, delivery and performance by Borrower of each of the Loan Documents do not violate any provision of any law or regulation, or contravene any provision of the Partnership Agreement of Borrower, or result in any breach of or default under any contract, obligation, indenture or other instrument to which Borrower is a party or by which Borrower may be bound.

         SECTION 2.4. LITIGATION. There are no pending, or to the best of Borrower's knowledge threatened, actions, claims, investigations, suits or proceedings by or before any governmental authority, arbitrator, court or administrative agency which could have a material adverse effect on the financial condition or operation of Borrower other than those disclosed by Borrower to Bank in writing prior to the date hereof.

         SECTION  2.5.  CORRECTNESS  OF  FINANCIAL   STATEMENT.   The  financial
statement of Borrower dated December 31, 1998, a true copy of which has been delivered by Borrower to Bank prior to the date hereof, (a) is complete and correct and presents fairly the financial condition of Borrower, (b) discloses all liabilities of Borrower that are required to be reflected or reserved against under generally accepted accounting principles, whether liquidated or unliquidated, fixed or contingent, and (c) has been prepared in accordance with generally accepted accounting principles consistently applied. Since the date of such financial statement there has been no material adverse change in the financial condition of Borrower, nor has Borrower mortgaged, pledged, granted a security interest in or otherwise encumbered any of its assets or properties except in favor of Bank or as otherwise permitted by Bank in writing.

         SECTION 2.6. INCOME TAX RETURNS. Borrower has no knowledge of any pending assessments or adjustments of its income tax payable with respect to any year.

         SECTION 2.7. NO SUBORDINATION. There is no agreement, indenture, contract or instrument to which Borrower is a party or by which Borrower may be bound that requires the subordination in right of payment of any of Borrower's obligations subject to this Agreement to any other obligation of Borrower.

         SECTION 2.8. PERMITS, FRANCHISES. Borrower possesses, and will hereafter possess, all permits, consents, approvals, franchises and licenses required and rights to all trademarks, trade names, patents, and fictitious names, if any, necessary to enable it to conduct the business in which it is now engaged in compliance with applicable law.

         SECTION 2.9. ERISA. Borrower is in compliance in all material respects with all applicable provisions of the Employee Retirement Income Security Act of 1974, as amended or recodified from time to time ("ERISA"); Borrower has not violated any provision of any defined employee pension benefit plan (as defined in ERISA) maintained or contributed to by Borrower (each, a "Plan"); no Reportable Event as defined in ERISA has occurred and is continuing with respect to any Plan initiated by Borrower; Borrower has met its minimum funding requirements under ERISA with respect to each Plan; and each Plan will be able to fulfill its benefit obligations as they come due in accordance with the Plan documents and under generally accepted accounting principles.

         SECTION 2.10. OTHER OBLIGATIONS. Borrower is not in default on any obligation for borrowed money, any purchase money obligation or any other material lease, commitment, contract, instrument or obligation.

         SECTION 2.11. ENVIRONMENTAL MATTERS. Except as disclosed by Borrower to Bank in writing prior to the date hereof, Borrower is in compliance in all material respects with all applicable federal or state environmental, hazardous waste, health and safety statutes, and any rules or regulations adopted pursuant thereto, which govern or affect any of Borrower's operations and/or properties, including without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Resource Conservation and Recovery Act of 1976, and the Federal Toxic Substances Control Act, as any of the same may be amended, modified or supplemented from time to time. None of the operations of Borrower is the subject of any federal or state investigation evaluating whether any remedial action involving a material expenditure is needed to respond to a release of any toxic or hazardous waste or substance into the environment. Borrower has no material contingent liability in connection with any release of any toxic or hazardous waste or substance into the environment.

                                   ARTICLE III
                                   -----------

                                   CONDITIONS
                                   ----------

         SECTION 3.1. CONDITIONS OF INITIAL EXTENSION OF CREDIT. The obligation of Bank to extend any credit contemplated by this Agreement is subject to the fulfillment to Bank's satisfaction of all of the following conditions:

         (a) APPROVAL OF BANK COUNSEL. All legal matters incidental to the extension of credit by Bank shall be satisfactory to Bank's counsel.

         (b) DOCUMENTATION. Bank shall have received, in form and substance satisfactory to Bank, each of the following, duly executed:

                (i)   This Agreement and the Loan Note.

               (ii) Partnership Authorization, Joint Venture or Association Certificates.

              (iii)   Partnership Agreement.

               (iv) Such other documents as Bank may require under any other Section of this Agreement.

         (c) FINANCIAL CONDITION. There shall have been no material adverse change, as determined by Bank, in the financial condition or business of Borrower, nor any material decline, as determined by Bank, in the market value of any collateral required hereunder or a substantial or material portion of the assets of Borrower.

         SECTION 3.2. CONDITIONS OF EACH EXTENSION OF CREDIT. The obligation of Bank to make each extension of credit requested by Borrower hereunder shall be subject to the fulfillment to Bank's satisfaction of each of the following conditions:

         (a) COMPLIANCE. The representations and warranties contained herein and in each of the other Loan Documents shall be true on and as of the date of the signing of this Agreement and on the date of each extension of credit by Bank pursuant hereto, with the same effect as though such representations and warranties had been made on and as of each such date, and on each such date, no Event of Default as defined herein, and no condition, event or act which with the giving of notice or the passage of time or both would constitute such an Event of Default, shall have occurred and be continuing or shall exist.

         (b) DOCUMENTATION. Bank shall have received all additional documents which may be required in connection with such extension of credit.

                                   ARTICLE IV
                                   ----------

                              AFFIRMATIVE COVENANTS
                              ---------------------

         Borrower covenants that so long as Bank remains committed to extend credit to Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower shall, unless Bank otherwise consents in writing:

         SECTION 4.1. PUNCTUAL PAYMENTS. Punctually pay all principal, interest, fees or other liabilities due under any of the Loan Documents at the times and place and in the manner specified therein.

         SECTION 4.2. ACCOUNTING RECORDS. Maintain adequate books and records in accordance with generally accepted accounting principles consistently applied, and permit any representative of Bank, at any reasonable time, to inspect, audit and examine such books and records, to make copies of the same, and to inspect the properties of Borrower.

         SECTION  4.3.  FINANCIAL  STATEMENTS.   Provide  to  Bank  all  of  the
following, in form and detail satisfactory to Bank:

         (a) not later than 120 days after and as of the end of each fiscal year, a 10K of Borrower, prepared by a certified public accountant acceptable to Bank, to include all schedules and footnotes;

         (b) not later than 45 days after and as of the end of each fiscal quarter, a 10Q of Borrower, prepared by Borrower, to include all schedules and footnotes;

         (c) not later than 120 days after and as of the end of each fiscal year, a 10K of Public Storage, Inc., prepared by a certified public accountant acceptable to Bank, to include all schedules and footnotes;

         (d) not later than 45 days after and as of the end of each fiscal quarter, a 10Q of Public Storage, Inc., prepared by Borrower, to include all schedules and footnotes;

         (e) from time to time such other information as Bank may reasonably request.

         SECTION 4.4. COMPLIANCE. Preserve and maintain all licenses, permits, governmental approvals, rights, privileges and franchises necessary for the conduct of its business; and comply with the provisions of all documents pursuant to which Borrower is organized and/or which govern Borrower's continued existence and with the requirements of all laws, rules, regulations and orders of any governmental authority applicable to Borrower and/or its business.

         SECTION 4.5. INSURANCE. Maintain and keep in force insurance of the types and in amounts customarily carried in lines of business similar to that of Borrower, including but not limited to fire, extended coverage, public liability, flood, property damage and workers' compensation, with all such insurance carried with companies and in amounts satisfactory to Bank, and deliver to Bank from time to time at Bank's request schedules setting forth all insurance then in effect.

         SECTION 4.6. FACILITIES. Keep all properties useful or necessary to Borrower's business in good repair and condition, and from time to time make necessary repairs, renewals and replacements thereto so that such properties shall be fully and efficiently preserved and maintained.

         SECTION 4.7. TAXES AND OTHER LIABILITIES. Pay and discharge when due any and all indebtedness, obligations, assessments and taxes, both real or personal, including without limitation federal and state income taxes and state and local property taxes and assessments, except such (a) as Borrower may in good faith contest or as to which a bona fide dispute may arise, and (b) for which Borrower has made provision, to Bank's satisfaction, for eventual payment thereof in the event Borrower is obligated to make such payment.

         SECTION 4.8. LITIGATION. Promptly give notice in writing to Bank of any litigation pending or threatened against Borrower which is not insured against and which involves a claim in excess of $500,000.00 or which may have a material adverse effect on Borrower's financial condition or operations.

         SECTION 4.9. FINANCIAL CONDITION. Maintain Borrower's financial condition as follows using generally accepted accounting principles consistently applied and used consistently with prior practices (except to the extent modified by the definitions herein):

         (a) Interest Coverage Ratio not less than 1.5 to 1.0 as of each fiscal quarter end, determined on a rolling four (4) quarter basis, with "Interest Coverage" defined as EBITDA divided by Interest Expense, with "EBITDA" defined as net profit before tax plus Interest Expense, depreciation expense and amortization expense, and with "Interest Expense" defined as total interest expense for any given period.

         (b) Pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end.

         (c) Market Value Ratio at all times less than 1.0 to 1.0, determined on a rolling four (4) quarter basis, with "Market Value Ratio" defined as Total Liabilities divided by Gross Asset Value. "Total Liabilities" is defined as the aggregate of current liabilities and non-current liabilities less subordinated debt. "Gross Asset Value" is defined as EBITDA (as defined above) less dividends paid to Borrower less capital expenditures divided by a ten percent (10%) capitalization rate, plus cash, cash equivalents and the market value of securities owned by Borrower which are publicly traded on the New York Stock Exchange, American Stock Exchange or on NASDAQ.

         (d) Cash Coverage Ratio not less than 1.15 to 1.00, determined on a rolling four (4) quarter basis, with "Cash Coverage Ratio" defined as EBITDA (as defined above) less capital expenditures less distributions divided by the prior period current maturity of long term debt plus Interest Expense (as defined above).

         SECTION 4.10. NOTICE TO BANK.  Promptly (but in no event more than five
(5) days after the occurrence of each such event or matter) give written notice to Bank in reasonable detail of: (a) the occurrence of any Event of Default, or any condition, event or act which with the giving of notice or the passage of time or both would constitute an Event of Default; (b) any change in the name or the organizational structure of Borrower; (c) the occurrence and nature of any Reportable Event or Prohibited Transaction, each as defined in ERISA, or any funding deficiency with respect to any Plan; or (d) any termination or cancellation of any insurance policy which Borrower is required to maintain, or any uninsured or partially uninsured loss through liability or property damage, or through fire, theft or any other cause affecting Borrower's property.

         SECTION 4.11. YEAR 2000 COMPLIANCE. Perform all acts reasonably necessary to ensure that (a) Borrower and any business in which Borrower holds a substantial interest, and (b) all customers, suppliers and vendors that are material to Borrower's business, become Year 2000 Compliant in a timely manner.

Such acts shall include, without limitation, performing a comprehensive review and assessment of all of Borrower's systems and adopting a detailed plan, with itemized budget, for the remediation, monitoring and testing of such systems. As used herein, "Year 2000 Compliant" shall mean, in regard to any entity, that all software, hardware, firmware, equipment, goods or systems utilized by or material to the business operations or financial condition of such entity, will properly perform date sensitive functions before, during and after the year 2000. Borrower shall, immediately upon request, provide to Bank such certifications or other evidence of Borrower's compliance with the terms hereof as Bank may from time to time require.

                                    ARTICLE V
                                    ---------

                               NEGATIVE COVENANTS
                               ------------------

         Borrower further covenants that so long as Bank remains committed to extend credit to Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower will not without Bank's prior written consent:

         SECTION 5.1. USE OF FUNDS. Use any of the proceeds of any credit extended hereunder except for the purposes stated in Article I hereof.

         SECTION 5.2. CAPITAL EXPENDITURES. Make any additional investment in fixed assets in any fiscal year in excess of $500,000.00 in the aggregate.

         SECTION 5.3. OTHER INDEBTEDNESS. Create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (a) the liabilities of Borrower to Bank, and (b) any other liabilities of Borrower existing as of, and disclosed to Bank prior to, the date hereof.

         SECTION 5.4. MERGER, CONSOLIDATION, TRANSFER OF ASSETS. Merge into or consolidate with any other entity; make any substantial change in the nature of Borrower's business as conducted as of the date hereof; acquire all or substantially all of the assets of any other entity; nor sell, lease, transfer or otherwise dispose of all or a substantial or material portion of Borrower's assets except in the ordinary course of its business.

         SECTION 5.5. GUARANTIES. Guarantee or become liable in any way as surety, endorser (other than as endorser of negotiable instruments for deposit or collection in the ordinary course of business), accommodation endorser or otherwise for, nor pledge or hypothecate any assets of Borrower as security for, any liabilities or obligations of any other person or entity, except any of the foregoing in favor of Bank.

         SECTION 5.6. LOANS, ADVANCES, INVESTMENTS. Make any loans or advances to or investments in any person or entity, except any of the foregoing existing as of, and disclosed to Bank prior to, the date hereof.

         SECTION 5.7. PLEDGE OF ASSETS. Mortgage, pledge, grant or permit to exist a security interest in, or lien upon, all or any portion of Borrower's assets now owned or hereafter acquired, except any of the foregoing in favor of Bank or which is existing as of, and disclosed to Bank in writing prior to, the date hereof.

         SECTION 5.8. DISTRIBUTIONS. Declare or pay any distributions either in cash or any other property to any partner or partners in Borrower, nor redeem, retire, repurchase or otherwise acquire any partnership interest in Borrower.

                                   ARTICLE VI
                                   ----------

                                EVENTS OF DEFAULT
                                -----------------

         SECTION 6.1. The occurrence of any of the following shall constitute an "Event of Default" under this Agreement:

         (a) Borrower shall fail to pay when due any principal, interest, fees or other amounts payable under any of the Loan Documents.

         (b) Any financial statement or certificate furnished to Bank in connection with, or any representation or warranty made by Borrower or any other party under this Agreement or any other Loan Document shall prove to be incorrect, false or misleading in any material respect when furnished or made.

         (c) Any default in the performance of or compliance with any obligation, agreement or other provision contained herein or in any other Loan Document (other than those referred to in subsections (a) and (b) above), and with respect to any such default which by its nature can be cured, such default shall continue for a period of twenty (20) days from its occurrence.

         (d) Any default in the payment or performance of any obligation, or any defined event of default, under the terms of any contract or instrument (other than any of the Loan Documents) pursuant to which Borrower or any general partner in Borrower has incurred any debt or other liability to any person or entity, including Bank; provided, however, that in the case of a default or defined event of default under the terms of indebtedness to a person or entity other than Bank, any cure period applicable thereto has expired and such indebtedness is in excess of $2,500,000.00, individually or in the aggregate for all such defaults by Borrower or any general partner in Borrower combined.

         (e) The filing of a notice of judgment lien against Borrower or any general partner in Borrower; or the recording of any abstract of judgment against Borrower or any general partner in Borrower in any county in which Borrower or such general partner has an interest in real property; or the service of a notice of levy and/or of a writ of attachment or execution, or other like process, against the assets of Borrower or any general partner in Borrower; or the entry of a judgment against Borrower or any general partner in Borrower; provided, however, that such judgments, liens, levies, writs, executions and other process involve debts of or claims against Borrower or any general partner in Borrower in excess of $1,000,000.00, individually or in the aggregate for all such judgments, liens, levies, writs, executions and other process against Borrower and any general partner in Borrower combined, and within twenty (20) days after the creation thereof, or at least ten (10) days prior to the date on which any assets could be lawfully sold in satisfaction thereof, such debt or claim is not satisfied or stayed pending appeal and insured against in a manner satisfactory to Bank.

         (f) Borrower or any general partner in Borrower shall become insolvent, or shall suffer or consent to or apply for the appointment of a receiver, trustee, custodian or liquidator of itself or any of its property, or shall generally fail to pay its debts as they become due, or shall make a general assignment for the benefit of creditors; Borrower or any general partner in Borrower shall file a voluntary petition in bankruptcy, or seeking reorganization, in order to effect a plan or other arrangement with creditors or any other relief under the Bankruptcy Reform Act, Title 11 of the United States Code, as amended or recodified from time to time ("Bankruptcy Code"), or under any state or federal law granting relief to debtors, whether now or hereafter in effect; or any involuntary petition or proceeding pursuant to the Bankruptcy Code or any other applicable state or federal law relating to bankruptcy, reorganization or other relief for debtors is filed or commenced against Borrower or any general partner in Borrower, or Borrower or any such general partner shall file an answer admitting the jurisdiction of the court and the material allegations of any involuntary petition; or Borrower or any such general partner shall be adjudicated a bankrupt, or an order for relief shall be entered against Borrower or any such general partner by any court of competent jurisdiction under the Bankruptcy Code or any other applicable state or federal law relating to bankruptcy, reorganization or other relief for debtors.

         (g) There shall exist or occur any event or condition which Bank in good faith believes impairs, or is substantially likely to impair, the prospect of payment or performance by Borrower of its obligations under any of the Loan Documents.

         (h) The dissolution or liquidation of Borrower or Public Storage, Inc.; or Borrower or Public Storage, Inc., or any of their directors, stockholders or members, shall take action seeking to effect the dissolution or liquidation of Borrower or Public Storage, Inc. The withdrawal from Borrower of Public Storage, Inc. as a general partner.

         SECTION 6.2. REMEDIES. Upon the occurrence of any Event of Default: (a) all indebtedness of Borrower under each of the Loan Documents, any term thereof to the contrary notwithstanding, shall at Bank's option and without notice become immediately due and payable without presentment, demand, protest or notice of dishonor, all of which are hereby expressly waived by Borrower; (b) the obligation, if any, of Bank to extend any further credit under any of the Loan Documents shall immediately cease and terminate; and (c) Bank shall have all rights, powers and remedies available under each of the Loan Documents, or accorded by law, including without limitation the right to resort to any or all security for any credit accommodation from Bank subject hereto and to exercise any or all of the rights of a beneficiary or secured party pursuant to applicable law. All rights, powers and remedies of Bank may be exercised at any time by Bank and from time to time after the occurrence of an Event of Default, are cumulative and not exclusive, and shall be in addition to any other rights, powers or remedies provided by law or equity.

                                   ARTICLE VII
                                   -----------

                                  MISCELLANEOUS
                                  -------------

         SECTION 7.1. NO WAIVER. No delay, failure or discontinuance of Bank in exercising any right, power or remedy under any of the Loan Documents shall affect or operate as a waiver of such right, power or remedy; nor shall any single or partial exercise of any such right, power or remedy preclude, waive or otherwise affect any other or further exercise thereof or the exercise of any other right, power or remedy. Any waiver, permit, consent or approval of any kind by Bank of any breach of or default under any of the Loan Documents must be in writing and shall be effective only to the extent set forth in such writing.

         SECTION 7.2. NOTICES. All notices, requests and demands which any party is required or may desire to give to any other party under any provision of this Agreement must be in writing delivered to each party at the following address:

         BORROWER:         Public Storage Properties V, Ltd.
                           701 Western Avenue, 2nd Floor
                           Glendale, CA 91201

         BANK:             WELLS FARGO BANK, NATIONAL ASSOCIATION
                           1000 E. Garvey Avenue South, Ste. 250
                           West Covina, CA 91790
                           Attn:  John P. Manning
                                  Vice President
or to such other address as any party may designate by written notice to all other parties. Each such notice, request and demand shall be deemed given or made as follows: (a) if sent by hand delivery, upon delivery; (b) if sent by mail, upon the earlier of the date of receipt or three (3) days after deposit in the U.S. mail, first class and postage prepaid; and (c) if sent by telecopy, upon receipt.

         SECTION 7.3. COSTS, EXPENSES AND ATTORNEYS' FEES. Borrower shall pay to Bank immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of Bank's in-house counsel), expended or incurred by Bank in connection with (a) the negotiation and preparation of this Agreement and the other Loan Documents, Bank's continued administration hereof and thereof, and the preparation of any amendments and waivers hereto and thereto, (b) the enforcement of Bank's rights and/or the collection of any amounts which become due to Bank under any of the Loan Documents, and (c) the prosecution or defense of any action in any way related to any of the Loan Documents, including without limitation, any action for declaratory relief, whether incurred at the trial or appellate level, in an arbitration proceeding or otherwise, and including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation, any adversary proceeding, contested matter or motion brought by Bank or any other person) relating to any Borrower or any other person or entity.

         SECTION 7.4. SUCCESSORS, ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the heirs, executors, administrators, legal representatives, successors and assigns of the parties; provided however, that Borrower may not assign or transfer its interest hereunder without Bank's prior written consent. Bank reserves the right to sell, assign, transfer, negotiate or grant participations in all or any part of, or any interest in, Bank's rights and benefits under each of the Loan Documents. In connection therewith, Bank may disclose all documents and information which Bank now has or may hereafter acquire relating to any credit extended by Bank to Borrower, Borrower or its business, or any collateral required hereunder.

         SECTION 7.5. ENTIRE AGREEMENT; AMENDMENT. This Agreement and the other Loan Documents constitute the entire agreement between Borrower and Bank with respect to any extension of credit by Bank subject hereto and supersede all prior negotiations, communications, discussions and correspondence concerning the subject matter hereof. This Agreement may be amended or modified only in writing signed by each party hereto.

         SECTION 7.6. NO THIRD PARTY BENEFICIARIES. This Agreement is made and entered into for the sole protection and benefit of the parties hereto and their respective permitted successors and assigns, and no other person or entity shall be a third party beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any other of the Loan Documents to which it is not a party.

         SECTION 7.7. TIME. Time is of the essence of each and every provision of this Agreement and each other of the Loan Documents.

         SECTION 7.8. SEVERABILITY OF PROVISIONS. If any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity without invalidating the remainder of such provision or any remaining provisions of this Agreement.

         SECTION 7.9. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which when executed and delivered shall be deemed to be an original, and all of which when taken together shall constitute one and the same Agreement.

         SECTION 7.10. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

         SECTION 7.11.  ARBITRATION.

         (a) ARBITRATION. Upon the demand of any party, any Dispute shall be resolved by binding arbitration (except as set forth in (e) below) in accordance with the terms of this Agreement. A "Dispute" shall mean any action, dispute, claim or controversy of any kind, whether in contract or tort, statutory or common law, legal or equitable, now existing or hereafter arising under or in connection with, or in any way pertaining to, any of the Loan Documents, or any past, present or future extensions of credit and other activities, transactions or obligations of any kind related directly or indirectly to any of the Loan Documents, including without limitation, any of the foregoing arising in connection with the exercise of any self-help, ancillary or other remedies pursuant to any of the Loan Documents. Any party may by summary proceedings bring an action in court to compel arbitration of a Dispute. Any party who fails or refuses to submit to arbitration following a lawful demand by any other party shall bear all costs and expenses incurred by such other party in compelling arbitration of any Dispute.

         (b) GOVERNING RULES. Arbitration proceedings shall be administered by the American Arbitration Association ("AAA") or such other administrator as the parties shall mutually agree upon in accordance with the AAA Commercial Arbitration Rules. All Disputes submitted to arbitration shall be resolved in accordance with the Federal Arbitration Act (Title 9 of the United States Code), notwithstanding any conflicting choice of law provision in any of the Loan
Documents. The arbitration shall be conducted at a location in California selected by the AAA or other administrator. If there is any inconsistency between the terms hereof and any such rules, the terms and procedures set forth herein shall control. All statutes of limitation applicable to any Dispute shall apply to any arbitration proceeding. All discovery activities shall be expressly limited to matters directly relevant to the Dispute being arbitrated. Judgment upon any award rendered in an arbitration may be entered in any court having jurisdiction; provided however, that nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under 12 U.S.C. ss.91 or any similar applicable state law.

         (c) NO WAIVER; PROVISIONAL REMEDIES, SELF-HELP AND FORECLOSURE. No provision hereof shall limit the right of any party to exercise self-help remedies such as setoff, foreclosure against or sale of any real or personal property collateral or security, or to obtain provisional or ancillary remedies, including without limitation injunctive relief, sequestration, attachment, garnishment or the appointment of a receiver, from a court of competent jurisdiction before, after or during the pendency of any arbitration or other proceeding. The exercise of any such remedy shall not waive the right of any party to compel arbitration or reference hereunder.

         (d) ARBITRATOR QUALIFICATIONS AND POWERS; AWARDS. Arbitrators must be active members of the California State Bar or retired judges of the state or federal judiciary of California, with expertise in the substantive laws applicable to the subject matter of the Dispute. Arbitrators are empowered to resolve Disputes by summary rulings in response to motions filed prior to the final arbitration hearing. Arbitrators (i) shall resolve all Disputes in accordance with the substantive law of the state of California, (ii) may grant any remedy or relief that a court of the state of California could order or grant within the scope hereof and such ancillary relief as is necessary to make effective any award, and (iii) shall have the power to award recovery of all costs and fees, to impose sanctions and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the California Rules of Civil Procedure or other applicable law. Any Dispute in which the amount in controversy is $5,000,000 or less shall be decided by a single arbitrator who shall not render an award of greater than $5,000,000 (including damages, costs, fees and expenses). By submission to a single arbitrator, each party expressly waives any right or claim to recover more than $5,000,000. Any Dispute in which the amount in controversy exceeds $5,000,000 shall be decided by majority vote of a panel of three arbitrators; provided however, that all three arbitrators must actively participate in all hearings and deliberations.

         (e) JUDICIAL REVIEW. Notwithstanding anything herein to the contrary, in any arbitration in which the amount in controversy exceeds $25,000,000, the arbitrators shall be required to make specific, written findings of fact and conclusions of law. In such arbitrations (i) the arbitrators shall not have the power to make any award which is not supported by substantial evidence or which is based on legal error, (ii) an award shall not be binding upon the parties unless the findings of fact are supported by substantial evidence and the conclusions of law are not erroneous under the substantive law of the state of California, and (iii) the parties shall have in addition to the grounds referred to in the Federal Arbitration Act for vacating, modifying or correcting an award the right to judicial review of (A) whether the findings of fact rendered by the arbitrators are supported by substantial evidence, and (B) whether the conclusions of law are erroneous under the substantive law of the state of California. Judgment confirming an award in such a proceeding may be entered only if a court determines the award is supported by substantial evidence and not based on legal error under the substantive law of the state of California.

         (f) REAL PROPERTY COLLATERAL; JUDICIAL REFERENCE. Notwithstanding anything herein to the contrary, no Dispute shall be submitted to arbitration if the Dispute concerns indebtedness secured directly or indirectly, in whole or in part, by any real property unless (i) the holder of the mortgage, lien or security interest specifically elects in writing to proceed with the arbitration, or (ii) all parties to the arbitration waive any rights or benefits that might accrue to them by virtue of the single action rule statute of California, thereby agreeing that all indebtedness and obligations of the parties, and all mortgages, liens and security interests securing such indebtedness and obligations, shall remain fully valid and enforceable. If any such Dispute is not submitted to arbitration, the Dispute shall be referred to a referee in accordance with California Code of Civil Procedure Section 638 et seq., and this general reference agreement is intended to be specifically enforceable in accordance with said Section 638. A referee with the qualifications required herein for arbitrators shall be selected pursuant to the AAA's selection procedures. Judgment upon the decision rendered by a referee shall be entered in the court in which such proceeding was commenced in accordance with California Code of Civil Procedure Sections 644 and 645.

         (g) MISCELLANEOUS. To the maximum extent practicable, the AAA, the arbitrators and the parties shall take all action required to conclude any arbitration proceeding within 180 days of the filing of the Dispute with the AAA. No arbitrator or other party to an arbitration proceeding may disclose the existence, content or results thereof, except for disclosures of information by a party required in the ordinary course of its business, by applicable law or regulation, or to the extent necessary to exercise any judicial review rights set forth herein. If more than one agreement for arbitration by or between the parties potentially applies to a Dispute, the arbitration provision most directly related to the Loan Documents or the subject matter of the Dispute shall control. This arbitration provision shall survive termination, amendment or expiration of any of the Loan Documents or any relationship between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.

PUBLIC STORAGE PROPERTIES V, LTD,                      WELLS FARGO BANK,
a California limited partnership                       NATIONAL ASSOCIATION


By:    Public Storage, Inc.                            By: /s/ John P. Manning
       General Partner                                     -------------------
                                                           John P. Manning
                                                           Vice President


       By: /s/ David P. Singelyn
           ---------------------
           David P. Singelyn
           Vice President and Treasurer

                          INTEREST RATE SWAP AGREEMENT
                          ----------------------------

         THIS AGREEMENT ("Agreement") is entered into as of the 9th day of March, 1999, by and between PUBLIC STORAGE PROPERTIES V, LTD. ("Fixed Rate Payer"), and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Floating Rate Payer").

         WHEREAS, both Fixed Rate Payer and Floating Rate Payer seek to reduce actual or expected exposure to changes in interest rates or to lower costs of actual or expected borrowings.

         WHEREAS, the Fixed Rate Payer is willing to make the payments based on a fixed rate of interest as provided herein; and

         WHEREAS, the Floating Rate Payer is willing to make the payments based on a floating rate of interest as provided herein;

         NOW THEREFORE, in consideration of their mutual covenants, Fixed Rate Payer and Floating Rate Payer agree as follows:

         1. DEFINITIONS. The capitalized terms, "Effective Date", "Fixed Rate", "Floating Rate", "Floating Rate Maturity", "Net Swap Settlement Payment Dates", "Reset Dates", "Swap Amount", "Termination Date" and "Trade Date" shall each be as specified in the Swap Confirmation. All other capitalized terms shall have the meanings set forth below or otherwise as set forth in this Agreement:

                  (a) "BUSINESS DAY" means a day (other than Saturday, Sunday or holiday) on which Bank is open and conducting its customary banking transactions in the State of California.

                  (b) "BUSINESS DAY CONVENTION" means, for purposes of determining each Calculation Period, that convention specified in the Swap Confirmation for adjusting any relevant date if it would otherwise fall on a day that is not a Business Day, so that:

                           (i) if "following" is specified, that date will be the first following day that is a Business Day;

                           (ii) if "modified following" is specified, that date will be the first following day that is a Business Day unless that day falls in the next calendar month, in which case that date will be the first preceding day that is a Business Day; and

                           (iii) if "preceding" is specified, that date will be the first preceding day that is a Business Day.

                  (c) "CALCULATION PERIOD" means, subject to the Business Day Convention, each consecutive period designated in the Swap Confirmation, the first of which will commence on, and include, the Effective Date and extend to, but exclude, the first Reset Date. Each subsequent Calculation Period will commence on, and include, the Reset Date and extend to, but exclude the next Reset Date. The final Calculation Period will end on, but exclude, the Completion Date.

                  (d) "SWAP CONFIRMATION" means a document, substantially in the form of Exhibit A hereto, with the information required in each blank space completed.

                  (e) "COMPLETION DATE" shall mean the Termination Date unless an Early Termination Date has occurred, in which case the Completion Date shall be the Early Termination Date.

                  (f) "DAY COUNT CONVENTION" means that the calculation of each Net Swap Settlement will be based on the actual number of days in the Calculation Period divided by a 360-day year.

                  (g) "EARLY TERMINATION DATE" means the date, if any, prior to the Termination Date upon which this Agreement is terminated pursuant to Paragraph 3(a) below.

                  (h) "LIBOR" means, with respect to each Calculation Period, the rate for deposits in U.S. Dollars for a period equal to the Floating Rate Maturity, as such rate appears on Telerate Page 3750 as of 11:00 AM, London Time, on the Reset Date (or the Effective Date in the case of the initial Period). If such rate does not appear on Telerate Page 3750, the rate for that Reset Date will be the arithmetic mean of the rates quoted by major Banks in London, selected by Floating Rate Payer, for a period equal to the Floating Rate Maturity, as of 11:00 AM, London Time, on the Reset Date.

                  (i) "TELERATE PAGE 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service (or such other page as may replace Page 3750 on that service or such other service as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying British Bankers' Association Interest Settlement Rates for U.S. Dollar Deposits).

         2. DETERMINATION; NET SWAP SETTLEMENT PAYMENTS.

                  (a) On the first Business Day following the end of each Calculation Period, Floating Rate Payer will send Fixed Rate Payer a written notice ("Settlement Notice") specifying:

                           (i) the amount of interest which would have accrued on the Swap Amount during the Calculation Period at a rate per annum equal to the Floating Rate ("Floating Rate Payment").

                           (ii) the amount of interest which would have accrued on the Swap Amount during the Calculation Period at a rate per annum equal to the Fixed Rate ("Fixed Rate Payment"); and

                           (iii) the  difference,  if any,  between the Floating
         Rate  Payment  and  the  Fixed  Rate  Payment  ("Net  Swap   Settlement
         Payment").

                  (b) All calculations under Paragraph 2(a) above will be made on the basis of the Day Count Convention.

                  (c) On each Net Swap Settlement Payment Date:

                           (i) if the Fixed Rate  Payment  exceeds the  Floating
Rate Payment, Fixed Rate Payer shall pay Floating Rate Payer the amount of the Net Swap Settlement Payment by, at Floating Rate Payer's option, Floating Rate Payer's debiting Fixed Rate Payer's demand deposit account with Floating Rate Payer, or by wiring funds to Floating Rate Payer; or

                           (ii) if the Floating  Rate Payment  exceeds the Fixed
Rate Payment, Floating Rate Payer shall pay Fixed Rate Payer the amount of the Net Swap Settlement Payment by, at Floating Rate Payer's option, crediting Fixed Rate Payer's demand deposit account with Floating Rate Payer, or by wiring funds to a designated Fixed Rate Payer account.

         3. EARLY TERMINATION.

                  (a) This Agreement shall expire on the Termination Date and neither party may terminate this Agreement prior thereto; provided, however that in the event that either Floating Rate Payer or Fixed Rate Payer fail to make any payment when due hereunder or otherwise fail to perform any of their obligations hereunder, unless such default is cured within five Business Days of the defaulting party's receipt of written notice thereof, the non-defaulting party may, so long as such default in then continuing, upon five Business Days written notice terminate this Agreement.

                  (b) In the event of an early termination of this Agreement pursuant to Paragraph 3(a), the defaulting party shall promptly pay the non-defaulting party, on demand, an amount equal to the Termination Amount. Each party hereto acknowledges the Termination Amount to be a reasonable estimate of the value, costs and loss of compensation incurred by the other party as a result of the early termination of this Agreement.

                  (c) "Termination Amount" means the amount in U.S. Dollars equal to the arithmetic mean of the respective one-time all-in fees (including documentation costs) communicated to the non-defaulting party on the earliest practicable Business Day following the Early Termination Date by each of three leading commercial banks or investment banking firms in San Francisco, Los Angeles or New York selected in good faith by the non-defaulting party as the fee that it would charge to assume, as of the Early Termination Date, all of the rights and obligations of the defaulting party. However, if one or more such entities fail so to communicate such a fee, the Termination Amount shall be determined on the basis of those fees so communicated by the other entities.

         4. LIMITATIONS OF LIABILITY. In no event shall either party hereto be liable to the other for loss of profit or indirect, special, consequential, punitive or exemplary damages, arising out of any default under this Agreement.

         5. NOTICES. All notices and other communications required or permitted to be given hereunder shall be in writing and shall be deemed served when personally delivered or, if mailed, upon the first to occur of receipt or the expiration of seventy-two hours after deposit in the United States Postal Service, certified mail, or if sent by overnight courier service, upon the first to occur of receipt or 3:00 p.m. (local time at place of delivery) the next Business Day, addressed to Floating Rate Payer or Fixed Rate Payer at their respective addresses set forth in the Swap Confirmation.

         6. SUCCESSORS; ASSIGNS. This Agreement shall be binding on and inure to the benefit of the successors and assigns of the parties; provided, however, that Fixed Rate Payer shall not, without the prior written consent of Floating Rate Payer, assign (whether by operation of law or otherwise) its rights and obligations under this Agreement or any interest herein and any such attempted assignment shall be void and without force or effect.

         7. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without giving effect to any choice of law doctrine.

         8. NO THIRD PARTY BENEFICIARY. This Agreement and the payments to be made by the parties hereunder are solely for the benefit of the parties hereto for the purposes stated herein and no other person or entity shall have any rights hereunder or be a beneficiary of either party's obligations under this Agreement.

         9. COUNTERPARTS. This Agreement and the Swap Confirmation may be executed in any number of counterparts and by each party hereto on separate counterparts, each of which when executed and delivered shall constitute an original, but all the counterparts shall together constitute but one and the same instrument.

         10. AMENDMENTS; WAIVERS. Any amendment or waiver of any right under any provision of this Agreement shall be in writing and, in the case of an amendment, signed by both parties hereto, or in the case of a waiver, signed by the party waiving such right. No failure or delay by either party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof.

         11. TRADE DATE; INTEREST AGREEMENT NOT CREDIT COMMITMENT. This Agreement shall be effective at, and as of, 12:01 a.m., California time, on the Trade Date. Nothing in this Agreement shall be construed to (i) mean that

Floating Rate Payer is committed to make a loan or extend any other credit to Fixed Rate Payer, or (ii) amend or modify any contract, instrument or document executed in connection with the Loan Facility.

         12. COSTS, EXPENSES AND ATTORNEYS' FEES. In the event of any dispute or litigation between the parties hereto, the prevailing party shall be entitled to recover from the other party, immediately upon demand, all costs and expenses, including reasonable attorneys' fees, incurred by the prevailing party in connection with the enforcement of its rights and/or the collection of any amounts which become due to it under this Agreement, and the prosecution or defense of any action in any way related to this Agreement, including any of the foregoing incurred in connection with any bankruptcy proceeding relating to such other party.

         13. ENTIRE AGREEMENT. This Agreement and the Swap Confirmation constitute the entire agreement and understanding of the parties with respect to its subject matter and supersedes all oral communications and prior writings with respect thereto.

         14. NO RELIANCE. In connection with the negotiation of and entering into this Agreement, (i) Fixed Rate Payer acknowledges that the Floating Rate Payer is not acting as a fiduciary or a financial or investment advisor for it;
(ii) Fixed Rate Payer is not relying upon any advice, counsel or representations (whether written or oral) of the Floating Rate Payer hereto other than the representations expressly set forth in this Agreement, and in any Confirmation;
(iii) the Floating Rate Payer has not given Fixed Rate Payer any advice or counsel as to the expected or projected success, return, performance, result, consequence or benefit (either legal, regulatory, tax, financial, accounting, or otherwise) of this Agreement; (iv) Fixed Rate Payer has consulted with its own legal, regulatory, tax, business, investment, financial and accounting advisors to the extent is has deemed necessary and has made its own investment, hedging, and trading decisions (including decisions regarding suitability of any Transaction pursuant to this Agreement) based upon its own judgment and upon any advice from such advisors as it has deemed necessary and not upon any view expressed by the other party hereto; (v) Fixed Rate Payer has determined that the rates, prices, or amounts and other terms of each Transaction in the indicative quotations (if any) provided by Floating Rate Payer hereto reflect those in the relevant market for similar Transactions, and all trading decisions have been the result of arms length negotiations between the parties; (vi) Fixed Rate Payer is entering into this Agreement with a full understanding of all of the terms, conditions and risks thereof (economic and otherwise), and Fixed Rate Payer is capable of assuming and willing to assume (financially and otherwise) those risks; and (vii) Fixed Rate Payer is a sophisticated investor.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

Floating Rate Payer:                          Fixed Rate Payer:

WELLS FARGO BANK,                             PUBLIC STORAGE PROPERTIES V, LTD.
NATIONAL ASSOCIATION

By: /s/ Steven D. Berg                        By: /s/ David P. Singelyn
    ------------------                            ---------------------
Name:  Steven D. Berg                         Name:  David P. Singelyn
Its:  Vice President                          Its:  Vice President and Treasurer

                                                                 March 10, 1999

David P. Singelyn
Public Storage Properties V, Ltd.
c/o Public Storage, Inc.
701 Western Avenue, 2nd Floor
Glendale, CA 91201
Phone: 818-244-8080 ext. 385

VIA FAX: 818-244-9267

Dear David,

         The purpose of this letter agreement is to confirm the terms and conditions of the Swap Transaction entered into between Wells Fargo Bank, N.A. ("Floating Rate Payer") and Public Storage Properties V, Ltd. ("Fixed Rate Payer"). This Swap Transaction is effective at, and as of 12:01 a.m., California time, on the Trade Date specified below.

         This confirmation supplements, forms part of, and is subject to Wells Fargo's customary form of Swap Interest Rate Agreement, a copy of which will follow via overnight mail. In the absence of any other such agreement, this communication itself constitutes a binding agreement setting forth the essential terms of the Swap Transaction.

         The terms of the Swap Transaction to which this Swap Confirmation relates are as follows:

Trade Date:                                 March 9, 1999
Effective Date:                             April 1, 1999
Termination Date:                           April 1, 2002
Swap Amount:                                $15,000,000 - initial notional
                                            balance - please refer to
                                            attached Schedule I.

FIXED AMOUNTS:
         Fixed Rate Payer:_Public Storage Properties V, Ltd.
         Fixed Rate:                        5.64%
         Day Count Convention:              Actual/360
         Business Day Convention:           Following
         Calculation                        Period:  From  the  1st  day of each
                                            month, beginning with April 1, 1999,
                                            up to the 1st  day of the  following
                                            month,    continuing    until    the
                                            Termination    Date,    subject   to
                                            adjustment  in  accordance  with the
                                            designated Business Day Convention.

FLOATING AMOUNTS:
         Floating Rate Payer:               Wells Fargo Bank
         Floating Rate:                     LIBOR
         Floating Rate Maturity:            1-month
         Reset Date:                        The 1st day  of each month,  subject
                                            to adjustment  in   accordance  with
                                            the     designated    Business   Day
                                            Convention.  The  first  reset  date
                                            is April 1, 1999.
         Day Count Convention:              Actual/360
         Business Day Convention:           Following
         Calculation                        Period:  From  the  1st  day of each
                                            month, beginning with April 1, 1999,
                                            up to the 1st  day of the  following
                                            month,    continuing    until    the
                                            Termination    Date,    subject   to
                                            adjustment  in  accordance  with the
                                            designated Business Day Convention.

Net Swap Settlement Payment
         Dates: The 1st day of each month, beginning with May 3, 1999, continuing up to and including the Termination Date, subject to adjustment in accordance with the designated Business Day convention.

Account Details:
         Payments to Fixed Rate Payer:      Made via credit to DDA #4648-056695
         Payments to Floating Rate Payer:   Made via debit to DDA #4648-056695

Addresses for Notices:

         Fixed Rate Payer:          Public Storage Properties V, Ltd.
                                    c/o Public Storage, Inc.
                                    701 Western Avenue, 2nd Floor
                                    Glendale, CA 91201
                                    Attention:  David Singelyn
                                    (818) 244-8080 extension 385
                                    FAX:  (818) 244-9267

         Floating Rate Payer:       Wells Fargo Bank, National Association
                                    420 Montgomery Street, 6th Floor
                                    MAC:  0101-063
                                    San Francisco, CA 94163
                                    Attention:  Steven D. Berg
                                    (415) 394-4020
                                    FAX:  (415) 956-9581

         Please confirm that the foregoing correctly sets forth the terms of our agreement by signing this facsimile and sending it as a return acknowledgment to Jackie P. Chan's attention (FAX: (415) 956-9581). Swap agreement documents will follow via overnight delivery. If you have any questions, please call me at
(415) 394-4020.

                                                     Sincerely,

CONFIRMED BY:              /s/ David P. Singelyn
                           ----------------------=
NAME:                      David Singelyn
TITLE:                     Vice President and Treasurer
DATE:                      March 10, 1999