Form 10-Q
period 1999-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 1999-11-10
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999

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

                                      INDEX


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1999
     and December 31, 1998                                                 2

Condensed statements of income for the three
     and nine months ended September 30, 1999 and 1998                     3

Condensed statement of partners' equity for the
     nine months ended September 30, 1999                                  4

Condensed statements of cash flows for the
     nine months ended September 30, 1999 and 1998                         5

Notes to condensed financial statements                                  6-7

Management's discussion and analysis of
     financial condition and results of operations                      8-11

PART II.  OTHER INFORMATION                                               12

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                September 30,         December 31,
                                                                                     1999                 1998
                                                                               ----------------     ----------------
                                                                                 (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                      $       229,000      $     4,904,000
Marketable securities of affiliate (cost of $7,834,000)                             13,433,000           14,433,000
Rent and other receivables                                                              97,000              171,000

Real estate facilities, at cost:
     Buildings and equipment                                                        16,015,000           15,816,000
     Land (including land held for sale of $230,000)                                 4,714,000            4,714,000
                                                                               ----------------     ----------------
                                                                                    20,729,000           20,530,000

     Less accumulated depreciation                                                 (11,463,000)         (10,751,000)
                                                                               ----------------     ----------------
                                                                                     9,266,000            9,779,000

Other assets                                                                           105,000              103,000
                                                                               ----------------     ----------------
Total assets                                                                   $    23,130,000      $    29,390,000
                                                                               ================     ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                               $       311,000      $       135,000
Deferred revenue                                                                       194,000              222,000
Note payable to commercial bank                                                     13,755,000                    -
Mortgage note payable                                                                        -           21,742,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
         authorized, issued and outstanding                                          2,429,000              514,000
     General partners' equity                                                          842,000              178,000
     Other comprehensive income                                                      5,599,000            6,599,000
                                                                               ----------------     ----------------
     Total partners' equity                                                          8,870,000            7,291,000
                                                                               ----------------     ----------------

Total liabilities and partners' equity                                         $    23,130,000      $    29,390,000
                                                                               ================     ================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                       ------------------------------   ------------------------------
                                                           1999             1998             1999             1998
                                                       -------------    -------------   -------------    -------------

REVENUES:

Rental income                                          $  2,010,000     $  1,915,000    $  5,797,000     $  5,581,000
Dividends from marketable securities of affiliate           117,000          117,000         351,000          348,000
Other income                                                  1,000           56,000          66,000          153,000
                                                       -------------    -------------   -------------    -------------
                                                          2,128,000        2,088,000       6,214,000        6,082,000
                                                       -------------    -------------   -------------    -------------

COSTS AND EXPENSES:

Cost of operations                                          471,000          453,000       1,420,000        1,400,000
Management fees paid to affiliates                          120,000          113,000         346,000          332,000
Depreciation and amortization                               243,000          221,000         718,000          652,000
Administrative                                               12,000           15,000          54,000           56,000
Interest expense                                            230,000          611,000       1,097,000        1,843,000
                                                       -------------    -------------   -------------    -------------
                                                          1,076,000        1,413,000       3,635,000        4,283,000
                                                       -------------    -------------   -------------    -------------
NET INCOME                                             $  1,052,000     $    675,000    $  2,579,000     $  1,799,000
                                                       =============    =============   =============    =============

Limited partners' share of net income ($58.02 per
  unit in 1999 and $40.48 per unit in 1998)                                             $  2,553,000     $  1,781,000

General partners' share of net income                                                         26,000           18,000
                                                                                        -------------    -------------
                                                                                        $  2,579,000     $  1,799,000
                                                                                        =============    =============

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners           Partners            Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 1998                  $        514,000   $        178,000   $      6,599,000   $      7,291,000

Change in unrealized gain of marketable equity
securities                                                   -                  -         (1,000,000)        (1,000,000)

Net income                                           2,553,000             26,000                  -          2,579,000

Equity transfer                                       (638,000)           638,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at September 30, 1999                 $      2,429,000   $        842,000   $      5,599,000   $      8,870,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                               ------------------------------------
                                                                                     1999                 1998
                                                                               ---------------      ---------------
Cash flows from operating activities:

     Net income                                                                $    2,579,000       $    1,799,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 712,000              652,000
         Decrease (increase) in rent and other receivables                             74,000              (48,000)
         Amortization of prepaid loan fees                                                  -               61,000
         Increase (decrease) in other assets                                           (2,000)               1,000
         Increase in accounts payable                                                 176,000              181,000
         Decrease in deferred revenue                                                 (28,000)                   -
                                                                               ---------------      ---------------
              Total adjustments                                                       932,000              847,000
                                                                               ---------------      ---------------

              Net cash provided by operating activities                             3,511,000            2,646,000
                                                                               ---------------      ---------------
Cash flow from investing activities:

     Purchase of marketable securities of affiliate                                         -             (435,000)
     Additions to real estate facilities                                             (199,000)            (380,000)
                                                                               ---------------      ---------------
              Net cash used in investing activities                                  (199,000)            (815,000)
                                                                               ---------------      ---------------
Cash flow from financing activities:

     Note proceeds from commercial bank                                            17,000,000                    -
     Principal payments on note to commercial bank                                 (3,245,000)                   -
     Principal payments on mortgage note payable                                  (21,742,000)            (392,000)
                                                                               ---------------      ---------------
              Net cash used in financing activities                                (7,987,000)            (392,000)
                                                                               ---------------      ---------------

Net (decrease) increase in cash and cash equivalents                               (4,675,000)           1,439,000

Cash and cash equivalents at beginning of period                                    4,904,000            2,963,000
                                                                               ---------------      ---------------
Cash and cash equivalents at end of period                                     $      229,000       $    4,402,000
                                                                               ===============      ===============
Supplemental schedule of non-cash investing and financing activities:

     Decrease in fair value of marketable securities                           $    1,000,000       $    1,361,000
                                                                               ===============      ===============
     Other comprehensive income                                                $   (1,000,000)      $   (1,361,000)
                                                                               ===============      ===============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 1999 consist of 533,334 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1999, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1999. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, the Partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (6.10% at September 30, 1999). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (6.24% as of September 30, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 1999, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $300,000.

6. The partnership holds excess land in Florida with a carrying value of $230,000. There are no improvements on the land. The property has been listed for sale with a broker.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

         The Partnership's net income for the nine months ended September 30, 1999 was $2,579,000 compared to $1,799,000 for the nine months ended September 30, 1998, representing an increase of $780,000 or 43%. The Partnership's net income for the three months ended September 30, 1999 was $1,052,000 compared to $675,000 for the three months ended September 30, 1998, representing an increase of $377,000 or 56%. These increases are primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

         Rental income for the nine months ended September 30, 1999 was $5,797,000 compared to $5,581,000 for the nine months ended September 30, 1998, representing an increase of $216,000 or 4%. Rental income for the three months ended September 30, 1999 was $2,010,000 compared to $1,915,000 for the three months ended September 30, 1998, representing an increase of $95,000 or 5%. The increases for the three and nine months ended September 30, 1999 are attributable to increases in rental rates at the Partnership's mini-warehouse and business park facilities. Average annualized realized rent at the mini-warehouse facilities for the nine months ended September 30, 1999 increased to $10.75 per occupied square foot from $10.32 per occupied square foot for the nine months ended September 30, 1998. Weighted average occupancy levels at the mini-warehouse facility were 94% for each of the nine months ended September 30, 1999 and 1998. Rental income at the Partnership's San Francisco business park facility increased by $9,000 for the nine months ended September 30, 1999 compared to the same period in 1998 due to increased rental rates. Average annualized realized rent for the nine months ended September 30, 1999 increased to $16.05 per occupied square foot from $15.00 per occupied square foot for the nine months ended September 30, 1998. Weighted average occupancy levels at the business park facility were 96% and 98% for the nine months ended September 30, 1999 and 1998, respectively.

         Interest and other income decreased $87,000 for the nine months ended September 30, 1999 compared to the same period in 1998. The decrease is primarily a result of the increase in the pay down of the Partnership note payable, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate increased $3,000 for the nine months ended September 30, 1999 compared to the same period in 1998 due to an increase in the number of shares owned in 1999 compared to the same period in 1998.

         Cost of operations (including management fees paid to affiliate) for the nine months ended September 30, 1999 was $1,766,000 compared to $1,732,000 for the nine months ended September 30, 1998, representing an increase of $34,000 or 2%. Cost of operations (including management fees paid to affiliate) for the three months ended September 30, 1999 was $591,000 compared to $566,000 for the three months ended September 30, 1998, representing a increase of $25,000 or 4%. This increase is mainly attributable to increases in management fees and advertising and promotion expenses.

         Interest expense was $1,097,000 in the nine months ended September 30, 1999 from $1,843,000 in the same period in 1998, a $746,000 or 40% decrease. This decrease is mainly attributable to a lower outstanding principal balance and reduced interest rates on the Partnership's debt resulting from a refinancing of the Partnership's debt. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($3,511,000 for the nine months ended September 30, 1999) have been sufficient to meet all current obligations of the Partnership.

         At September 30, 1999, the Partnership held 533,334 shares of common stock (marketable securities) with a fair value totaling $13,433,000 (cost basis of $7,834,000 at September 30, 1999) in Public Storage, Inc. The Partnership recognized $351,000 in dividends for the nine months ended September 30, 1999.

         On April 1, 1999, the Partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (6.10% at September 30, 1999). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (6.24% at September 30, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 1999, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $300,000.

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

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are Year 2000 compliant. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that PSI has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

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




                                            DATED: November 9, 1999

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