Form 10-K405
period 1999-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2000-03-28
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

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

ITEM 1.  BUSINESS

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

Investments in Facilities
-------------------------

         At December 31, 1999, the Partnership owned 15 properties including one business park. Nine of the properties are located in California, three in Florida and three in Georgia. One of the mini-warehouses, the Miami/Perrine, Florida facility, was destroyed by Hurricane Andrew in August 1992, and will not be reconstructed (see Item 2 below). One property, located in California, was sold in May 1982.

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

* MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE ANNUAL REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 94% in 1999 and 1998. Annual realized rents per occupied square foot increased 3% from $10.44 in 1998 to $10.77 in 1999.

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

* PROFESSIONAL PROPERTY OPERATION. There are approximately 4,450 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

ITEM 2.  PROPERTIES

         The following table sets forth information as of December 31, 1999 about properties owned by the Partnership:

                                    Size of       Net Rentable      Numbers of                           Completion
            Location                Parcel            Area            Spaces       Date of Purchase         Date
---------------------------------  -----------   -------------      ----------     ----------------    ----------------
CALIFORNIA
Belmont                            2.74 acres    46,000 sq. ft         441           May 14, 1979         Dec. 1979

Carson
   Carson Street                   2.30 acres    43,000 sq. ft         389           Oct. 9, 1979         Jan. 1980

Palmdale                           3.48 acres    56,000 sq. ft.        461           July 31, 1979        Jan. 1980

Pasadena
   Fair Oaks                       2.17 acres    71,000 sq. ft         814           Aug. 24, 1979        Mar. 1980

Sacramento
   Carmichael                      3.12 acres    45,000 sq. ft         455           Dec. 7, 1979         July 1980

Sacramento (1)
   Florin                          3.99 acres    71,000 sq. ft         579           Mar. 30, 1979        June 1980

San Jose Capitol Quimby            2.24 acres    36,000 sq. ft.        331           Nov. 21, 1979        July 1980

San Jose
   Felipe                          1.60 acres    52,000 sq. ft.        453           Oct. 9, 1979         Dec. 1980

So. San Francisco
   Spruce (2)                      3.03 acres    62,000 sq. ft.        393           June 27, 1979        Nov. 1980

FLORIDA
Miami
   Perrine                         4.28 acres          -                 -           May 31, 1979         Jan. 1980

Miami
   27th Ave.                       3.07 acres    63,000 sq. ft.        624           Oct. 11, 1979        May 1980

Miami
   29th                            1.82 acres    35,000 sq. ft.        321            May 1, 1979         Oct. 1979

GEORGIA
Atlanta
   Montreal Road                   3.14 acres    57,000 sq. ft.        462           July 9, 1979         June 1980

Atlanta
   Mountain Industrial Blvd.       3.10 acres    51,000 sq. ft.        465           Oct. 30, 1979       Sept. 1980

Marietta-
   Cobb Parkway                    3.61 acres    68,000 sq. ft.        587           Apr. 20, 1979        Oct. 1979


(1) The project's net rentable area contains office space or a combination of office and light industrial space.

(2)  This project combines self-storage and commercial space.

         The weighted average occupancy levels for the mini-warehouse facilities was 94% in both 1998 and 1999.

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

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Partnership has no common stock.

         The Units are not listed on any national securities exchange or quoted on the NASDAQ System and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners (and their affiliates) have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1999, there were approximately 1,157 record holders of Units.

         Distributions to the general and limited partners of all cash available for distribution have been made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partner) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase principal repayments.

ITEM 6.  SELECTED FINANCIAL DATA

For the Year
Ended December 31,                           1999               1998               1997              1996               1995
---------------------------------        --------------     --------------     --------------    --------------     --------------
Revenues                                 $    8,635,000     $    8,188,000     $    7,606,000    $    7,093,000     $    6,746,000

Depreciation and
   amortization                                 956,000            875,000            830,000           765,000            688,000

Interest expense                              1,324,000          2,450,000          2,504,000         2,533,000          2,598,000

Income before gain relating
   to sale of land                            3,931,000          2,461,000          2,010,000         1,652,000          1,426,000

Net income (1)                                3,931,000          2,461,000          2,010,000         1,665,000          1,426,000

Limited partners' share                       3,892,000          2,437,000          1,990,000         1,648,000          1,412,000

General partners' share                          39,000             24,000             20,000            17,000             14,000

Limited partners' per unit data (2)
     Net income (1)                             $88.45             $55.39             $45.23            $37.45             $32.09

As of December 31,
---------------------------------

Cash and cash equivalents                $      302,000     $    4,904,000     $    2,963,000     $    3,177,000    $    1,156,000

Total assets                             $   22,118,000     $   29,390,000     $   28,600,000     $   27,590,000    $   21,137,000

Mortgage note payable                    $            -     $   21,742,000     $   22,272,000     $   22,748,000    $   23,196,000

Note Payable to commercial bank          $   12,825,000     $            -     $            -     $            -    $            -


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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Partnership's net income was $3,931,000 in 1999 compared to $2,461,000 in 1998, representing an increase of $1,470,000. The increase was primarily attributable to an increase in property net operating income at the Partnership's mini-warehouse facilities, an increase in the dividends from marketable securities of affiliate and decreased interest expense.

         During 1999, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $4,437,000 in 1999 compared to $4,307,000 in 1998, representing an increase of $130,000 or 3%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility offset by increases in cost of operations and depreciation expense.

         Rental income was $7,750,000 in 1999 compared to $7,511,000 in 1998, representing an increase of $239,000 or 3%. The increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. The weighted average occupancy levels for the mini-warehouse and business park facilities were 94% and 97% respectively, in 1999 compared to 94% and 98% respectively, in 1998. The annual realized rent per occupied square foot for the mini-warehouse and business park facilities was $10.77 and $16.15, respectively, in 1999 compared to $10.44 and $15.07, respectively, in 1998.

         Other income decreased $142,000 in 1999 compared to 1998. This decrease is primarily due to a decrease in invested cash balances.

         Dividend income from marketable securities of affiliate increased $350,000 in 1999 compared to 1998. This increase is primarily due to increased dividends on the marketable securities of affiliate on shares owned in 1999 compared to 1998.

         Cost of operations (including management fees paid to affiliates) increased $28,000 or 1% to $2,357,000 in 1999 from $2,329,000 in 1998. This increase was primarily attributable to increases in management fees and advertising expenses.

         Interest  expense  was  $1,324,000  and  $2,450,000  in 1999 and  1998,
respectively, representing a decrease of $1,126,000 or 46%. The decrease was primarily a result of a lower average outstanding loan balance in 1999 compared to 1998.

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

         Rental income was $7,511,000 in 1998 compared to $7,000,000 in 1997, representing an increase of $511,000 or 7%. The increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. Rental income at the San Francisco business park facility increased by $16,000 due to a 7 point increase in occupancy. The weighted average occupancy levels for the mini-warehouse and business park facilities were 94% and 98% respectively, in 1998 compared to 95% and 97% respectively, in 1997. The annual realized rent per occupied square foot for the mini-warehouse and business park facilities was $10.44 and $15.07, respectively, in 1998 compared to $9.67 and $14.23, respectively, in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($4,643,000 for the year ended December 31, 1999) have been sufficient to meet all current obligations of the Partnership. During 2000, the Partnership anticipates approximately $414,000 of capital improvements compared to $328,000 in 1999 and $554,000 in 1998. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

         At December 31, 1999, the Partnership held 533,334 shares of common stock (marketable securities) with a fair value totaling $12,100,000 (cost of $7,834,000 at December 31, 1999) in Public Storage, Inc. During 1998, the Partnership purchased 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership recognized $816,000 in dividends during 1999.

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

         During 1989, the Partnership financed all of its properties with a $26,250,000 loan with fixed interest of 10.75% per annum. Proceeds of
$24,356,000 were distributed to the partners in June 1989 and are included in the 1989 distribution. In February 1994, the Partnership made a prepayment of principal totaling $1,530,000 on this note. As a result of the pre-payment, the monthly payment of principal and interest has been reduced from $257,000 to $242,000. At December 31, 1998, the outstanding balance of the mortgage note was $21,742,000, which matured on June 1, 1999.

         On April 1, 1999, the partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (6.60% at December 31, 1999). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (6.24% at December 31, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 1999, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $20,000.

YEAR 2000 SYSTEM ISSUES
-----------------------

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 1999, the Partnership had $12,825,000 of outstanding debt maturing in April 2003. Also, the Partnership has an interest rate swap in the notional amount of $15,000,000 as of December 31, 1999, the interest swap expires in stages through April 2002. As of December 31, 1999, the unrealized gain on the interest rate swap, which would be deferred if liquidated prior to maturity, was approximately $20,000.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

           Name                                Positions with PSI
----------------------------   -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
Marvin M. Lotz                 Senior Vice President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack Jr.          Director
Uri P. Harkham                 Director
Daniel C. Staton               Director

         B. Wayne Hughes, age 66, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 63, has been employed by PSI for 22 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 57, became a director of PSI in May 1999. He has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 40, became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 39, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 61, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 61, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 50, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 48, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 38, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 44, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 60, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 64, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company, topjobs.net plc and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 66, became a director of PSI in November 1991. [From January 1999 until June 1999, Mr. Baker was President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc.] Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 52, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 51, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 47, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) At March 10, 2000, the following persons beneficially owned more than 5% of the Units:

          Title                         Name and Address                Amount of Beneficial     Percent
        of Class                      of Beneficial Owner                     Ownership         of Class
--------------------     ------------------------------------------     --------------------    ---------
Units of Limited         Public Storage, Inc.                             16,500 Units (1)        37.5%
Partnership Interest     701 Western Avenue
                         Glendale, California 91201

Units of Limited         B. Wayne Hughes,                                 11,546 Units (2)        26.2%
Partnership Interest     Tamara Hughes Gustavson, PS Orangeco, Inc.
                         701 Western Avenue
                         Glendale, California 91201

(1) Includes (i) 16,369 Units owned by PSI as to which PSI has sole voting and dispositive power, and (ii) 131 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 4,852 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 131 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 131 Units, and (iii) 6,563 Units owned by PS Orangeco, Inc., a corporation whose common stock (representing 5% of the equity) is owned by Hughes and members of his family and whose non-voting preferred stock (representing 95% of the equity) is owned by PSI, and to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b) The Partnership has no officers and directors. The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 27 Units (0.06% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 11,447 Units, representing 26.0% of the Units (including the 4,852 Units owned by Hughes and the 6,563 Units owned by PS Orangeco, Inc. as to which Hughes shares voting dispositive power as set forth above).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1999, the Partnership paid fees of $448,000 to PSI pursuant to the Management Agreement.

         The Partnership's commercial property is managed by PSBP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1999, the Partnership paid $14,000 to PSBP pursuant to the Management Agreement.

         In January 1997, PSBP became the operator of the Partnership's commercial property pursuant to the Management Agreement. PSBP is an operating partnership formed to own and operate business parks in which PSI has a significant economic interest. The general partner of PSBP is PSCPG, now known as PS Business Parks, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) List of Documents filed as part of the Report.

              1. Financial  Statements.  See Index to Financial  Statements  and
                 Financial Statement Schedule.

              2. Financial   Statement   Schedules.   See  Index  to   Financial
                 Statements and Financial Statement Schedule.

              3. Exhibits: See Exhibit Index contained below.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during 1999.

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

10.3 Credit Agreement dated April 1, 1999 by and between Public Storage Properties V, Ltd. and Wells Fargo Bank, National Association. Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly report filed on form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

10.4 Interest Swap Agreement dated March 9, 1999 by and between Public Storage Properties V, Ltd. and Wells Fargo Bank, National Association. Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly report filed on form 10-Q for the Quarter ended March 31, 1999 and incorporated herein by reference.

27       Financial Data Schedule.  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PUBLIC STORAGE PROPERTIES V, LTD.,
                                 a California Limited Partnership
Dated:  March 28, 2000           By: Public Storage, Inc., General Partner

                                     By:  /s/ B. Wayne Hughes
                                          -------------------
                                          B. Wayne Hughes, Chairman of the Board

                                 By: /s/ B. Wayne Hughes
                                     -------------------
                                     B. Wayne Hughes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

         Signature                          Capacity                                                  Date
----------------------------        -------------------------------------------------           --------------
/s/ B. Wayne Hughes                 Chairman of the Board and                                   March 28, 2000
----------------------------        Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                     and General Partner (principal executive officer)

/s/ Harvey Lenkin                   President and Director                                      March 28, 2000
----------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                  Senior Vice President and Director                          March 28, 2000
----------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.            Vice President and Director                                 March 28, 2000
----------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                      Senior Vice President and Chief Financial Officer           March 28, 2000
----------------------------        of Public Storage, Inc. (principal financial
John Reyes                          officer and principal accounting officer)

/s/ Robert J. Abernethy             Director of Public Storage, Inc.                            March 28, 2000
----------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                Director of Public Storage, Inc.                            March 28, 2000
----------------------------
Dann V. Angeloff

                                    Director of Public Storage, Inc.                            March 28, 2000
----------------------------
William C. Baker

                                    Director of Public Storage, Inc.                            March 28, 2000
----------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                  Director of Public Storage, Inc.                            March 28, 2000
----------------------------
Uri P. Harkham

/s/ Daniel C. Staton                Director of Public Storage, Inc.                            March 28, 2000
----------------------------
Daniel C. Staton

                                       17

                        PUBLIC STORAGE PROPERTIES V, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                          Page
                                                                    References

     Report of Independent Auditors                                        F-1


     Financial Statements and Schedule:


     Balance Sheets as of December 31, 1999 and 1998                       F-2

     For the years ended December 31, 1999, 1998 and 1997:

         Statements of Income                                              F-3

         Statements of Partners' Equity                                    F-4

         Statements of Cash Flows                                    F-5 - F-6


     Notes to Financial Statements                                  F-7 - F-11

     Schedule:

         III - Real Estate and Accumulated Depreciation            F-12 - F-13


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
Public Storage Properties V, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                              ERNST & YOUNG  LLP




February 14, 2000
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                    1999                   1998
                                                                              ---------------        ---------------

                                     ASSETS

Cash and cash equivalents                                                     $      302,000         $    4,904,000
Marketable securities of affiliate
     (cost of $7,834,000 in 1999 and 1998)                                        12,100,000             14,433,000
Rent and other receivables                                                           460,000                171,000

Real estate facilities, at cost:
     Buildings and equipment                                                      16,144,000             15,816,000
     Land (including land held for sale of $230,000)                               4,714,000              4,714,000
                                                                              ---------------        ---------------
                                                                                  20,858,000             20,530,000
     Less accumulated depreciation                                               (11,707,000)           (10,751,000)
                                                                              ---------------        ---------------
                                                                                   9,151,000              9,779,000

Other assets                                                                         105,000                103,000
                                                                              ---------------        ---------------
Total assets                                                                  $   22,118,000         $   29,390,000
                                                                              ===============        ===============

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                              $      168,000         $      135,000
Deferred revenue                                                                     236,000                222,000
Note payable to commercial bank                                                   12,825,000
Mortgage note payable                                                                      -             21,742,000

Partners' equity

     Limited partners' equity, $500 per
       unit, 44,000 units authorized, issued and outstanding                       3,433,000                514,000
     General partners' equity                                                      1,190,000                178,000
     Other comprehensive income                                                    4,266,000              6,599,000
                                                                              ---------------        ---------------
     Total partners' equity                                                        8,889,000              7,291,000
                                                                              ---------------        ---------------
Total liabilities and partners' equity                                        $   22,118,000         $   29,390,000
                                                                              ===============        ===============

                            See accompanying notes.
                                      F-2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998, and 1997


                                                                   1999                  1998                  1997
                                                             ---------------       ---------------       ---------------
REVENUES:
Rental income                                                $     7,750,000       $     7,511,000       $     7,000,000
Dividends from marketable securities of affiliate                    816,000               466,000               422,000
Other income                                                          69,000               211,000               184,000
                                                             ---------------       ---------------       ---------------
                                                                   8,635,000             8,188,000             7,606,000
                                                             ---------------       ---------------       ---------------
COSTS AND EXPENSES:

Cost of operations                                                 1,895,000             1,881,000             1,755,000
Management fees paid to affiliates                                   462,000               448,000               418,000
Depreciation and amortization                                        956,000               875,000               830,000
Administrative                                                        67,000                73,000                89,000
Interest expense                                                   1,324,000             2,450,000             2,504,000
                                                             ---------------       ---------------       ---------------
                                                                   4,704,000             5,727,000             5,596,000
                                                             ---------------       ---------------       ---------------

NET INCOME                                                   $     3,931,000       $     2,461,000       $     2,010,000
                                                             ===============       ===============       ================

Limited partners' share of net income ($88.45 per
   unit in 1999,  $55.39 per unit in 1998 and $45.23
   per unit in 1997)                                         $     3,892,000       $     2,437,000       $     1,990,000

General partners' share of net income                                 39,000                24,000                20,000
                                                             ---------------       ---------------       ---------------
                                                             $     3,931,000       $     2,461,000       $     2,010,000
                                                             ===============       ===============       ================

                            See accompanying notes.
                                      F-3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1999, 1998, and 1997


                                                                                            Other
                                                                                        Comprehensive        Total Partners'
                                       Limited Partners       General Partners             Income                 Equity
                                       ----------------       ----------------       ----------------       ----------------
Balance at December 31, 1996                (2,806,000)              (973,000)            8,375,000              4,596,000

Change   in   unrealized   gain  on
   marketable equity securities                      -                      -              (548,000)              (548,000)

Net income                                   1,990,000                 20,000                     -              2,010,000

Equity transfer                               (498,000)               498,000                     -                      -
                                       ----------------       ----------------       ----------------       ----------------
Balance at December 31, 1997                (1,314,000)              (455,000)            7,827,000              6,058,000

Change   in   unrealized   gain  on
   marketable equity securities                      -                      -            (1,228,000)            (1,228,000)

Net income                                   2,437,000                 24,000                     -              2,461,000

Equity transfer                               (609,000)               609,000                     -                      -
                                       ----------------       ----------------       ----------------       ----------------
Balance at December 31, 1998             $     514,000          $     178,000         $   6,599,000          $   7,291,000

Change   in   unrealized   gain  on
   marketable equity securities                      -                      -            (2,333,000)            (2,333,000)

Net income                                   3,892,000                 39,000                                    3,931,000

Equity transfer                               (973,000)               973,000                     -                      -
                                       ----------------       ----------------       ----------------       ----------------
Balance at December 31, 1999             $   3,433,000          $   1,190,000         $   4,266,000          $   8,889,000
                                       ================       ================       ================       ================

                            See accompanying notes.
                                      F-4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997


                                                                     1999                  1998                   1997
                                                              ------------------    ------------------    ------------------

Cash flows from operating activities:

   Net income                                                 $       3,931,000     $       2,461,000      $       2,010,000

   Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation                                                         956,000               875,000                830,000
   Increase in rent and other receivables                              (289,000)              (44,000)               (12,000)
   Amortization of prepaid loan fees                                     42,000                82,000                 82,000
   (Increase) decrease in other assets                                  (44,000)               (1,000)                20,000
   Increase in accounts payable                                          33,000                66,000                 18,000
   Increase in deferred revenue                                          14,000                21,000                  6,000
                                                              ------------------    ------------------    ------------------
     Total adjustments                                                  712,000               999,000                944,000
                                                              ------------------    ------------------    ------------------
     Net cash provided by operating activities                        4,643,000             3,460,000              2,954,000
                                                              ------------------    ------------------    ------------------

Cash flow from investing activities:

   Purchase of marketable securities of affiliate                             -              (435,000)            (2,116,000)
   Additions to real estate facilities                                 (328,000)             (554,000)              (576,000)
                                                              ------------------    ------------------    ------------------
     Net cash used in investing activities                             (328,000)             (989,000)            (2,692,000)
                                                              ------------------    ------------------    ------------------

Cash flows from financing activities:

   Note proceeds from commercial bank                                17,000,000                     -                      -
   Principal payments on note to commercial bank                     (4,175,000)                    -                      -
   Principal payments on mortgage note payable                      (21,742,000)             (530,000)              (476,000)
                                                              ------------------    ------------------    ------------------
     Net cash used in financing activities                           (8,917,000)             (530,000)              (476,000)
                                                              ------------------    ------------------    ------------------

Net (decrease) increase in cash and cash equivalents                 (4,602,000)            1,941,000               (214,000)

Cash and cash equivalents at the beginning of the year                4,904,000             2,963,000              3,177,000
                                                              ------------------    ------------------    ------------------

Cash and cash equivalents at the end of the year              $         302,000     $       4,904,000      $       2,963,000
                                                              ==================    ==================    ==================

                            See accompanying notes.
                                      F-5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997
                                   (Continued)


                                                                      1999                  1998                  1997
                                                              ------------------    ------------------    ------------------
Supplemental schedule of non-cash investing and financing activities:
     Decrease in fair value of marketable securities of
       affiliate                                               $      2,333,000      $      1,228,000      $        548,000
                                                              ==================    ==================    ==================

     Other comprehensive income                                $     (2,333,000)     $     (1,228,000)    $        (548,000)
                                                              ==================    ==================    ==================

                            See accompanying notes.
                                      F-6

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Real Estate Facilities:
         -----------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 1999 and 1998 to develop mini-warehouses and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 1999 and 1998 consist of 533,334 shares of common stock of PSI, respectively. During 1998, the Partnership purchased an additional 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1999 and 1998, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1999 and 1998, and has recorded a corresponding unrealized loss totaling $2,333,000, $1,228,000 and $548,000 for the years ended December 31,
         1999, 1998, and 1997, respectively, as a decrease to Partnership equity. The Partnership recognized dividends of $816,000, $466,000 and $422,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Comprehensive Income:
         ---------------------

                  As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for- sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The primary impact of this statement for the Company is to recharacterize unrealized gains or losses in shareholders' equity as "other comprehensive income." Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         Other Assets:
         -------------

                  Included in other assets is deferred financing costs of $35,000 ($33,000 at December 31, 1998). Such balance is being amortized as interest expense using the straight-line basis over the life of the loan.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         Derivatives:
         ------------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

         Segment Reporting:
         ------------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership disclosures.

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

5.       RELATED PARTY TRANSACTIONS

                  The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliated of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income.

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

                  Unaudited taxable net income was $4,202,000, $2,690,000 and $2,174,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The differences between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       NOTES PAYABLE

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

                  On April 1, 1999, the Partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.2% depending on the Partnership's interest coverage ratio (6.60% at December 31, 1999). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

                  The partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers
         $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus .60% to 1.20% based on the Partnership's interest coverage ratio (6.24% as of December 31, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 1999 the unrealized gain on the interest rate swap, which would be deferred if liquidated prior to maturity, was approximately $20,000.

              Interest  paid  during  1999,   1998,  and  1997  was  $1,214,000,
         $2,368,000, and $2,422,000, respectively.

8.       YEAR 2000 SYSTEM ISSUES

              The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                        Public Storage Properties V, Ltd.
              Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1999



                                                          Initial Cost
                                                   --------------------------
                                                                                      Costs
                                                                   Building,     Subsequent to
                                                                   Land Imp &     construction
         Description             Encumbrances           Land       Equipment     (Improvements)
---------------------------      ------------       ----------    -----------    --------------
    CALIFORNIa
Belmont                                -              $478,000       $811,000       $203,000
Carson Street                          -               265,000        563,000        109,000
Palmdale                               -               114,000        721,000        292,000
Pasadena Fair Oaks                     -               686,000      1,219,000        317,000
Sacramento Carmichael                  -               305,000        850,000        295,000
Sacramento Florin                      -               326,000      1,063,000        290,000
San Jose Capitol Quimby                -               209,000        742,000        206,000
San Jose Felipe                        -               270,000        935,000        245,000
So. San Francisco
   Spruce (1)                          -               532,000      1,488,000        481,000

    FLORIDA
Miami Perrine (2)                      -               230,000              -              -
Miami 27th Avenue                      -               142,000        878,000        311,000
Miami 29th                             -               270,000        520,000        217,000

    GEORGIA
Atlanta Montreal Road                  -               397,000        888,000        262,000
Atlanta Mountain
   Industrial Blvd.                    -               271,000        725,000        317,000
Marietta-Cobb Parkway                  -               219,000        914,000        282,000
                                 ------------       ----------    -----------    --------------
                                      $-            $4,714,000    $12,317,000      $3,827,000
                                 ============       ==========    ===========    ==============

                                                           Gross Carrying Amount
                                                           at December 31, 1999
                                                  -----------------------------------------

                                                                 Building
                                                                Land Imp &                      Accumulated       Date
         Description             Encumbrances         Land      Equipment          Total        Depreciation    Completed
---------------------------      ------------     ----------   -----------     ------------    -------------    ---------
    CALIFORNIa
Belmont                                -            $478,000    $1,014,000       $1,492,000       $762,000       12/79
Carson Street                          -             265,000       672,000          937,000        513,000       01/80
Palmdale                               -             114,000     1,013,000        1,127,000        754,000       01/80
Pasadena Fair Oaks                     -             686,000     1,536,000        2,222,000      1,108,000       03/80
Sacramento Carmichael                  -             305,000     1,145,000        1,450,000        842,000       07/80
Sacramento Florin                      -             326,000     1,353,000        1,679,000        975,000       06/80
San Jose Capitol Quimby                -             209,000       948,000        1,157,000        679,000       07/80
San Jose Felipe                        -             270,000     1,180,000        1,450,000        828,000       12/80
So. San Francisco
   Spruce (1)                          -             532,000     1,969,000        2,501,000      1,376,000       11/80

    FLORIDA
Miami Perrine (2)                      -             230,000             -          230,000              -        01/80
Miami 27th Avenue                      -             142,000     1,189,000        1,331,000        893,000        05/80
Miami 29th                             -             270,000       737,000        1,007,000        559,000        10/79

    GEORGIA
Atlanta Montreal Road                  -             397,000     1,150,000        1,547,000        816,000       06/80
Atlanta Mountain
   Industrial Blvd.                    -             271,000     1,042,000        1,313,000        723,000       09/80
Marietta-Cobb Parkway                  -             219,000     1,196,000        1,415,000        879,000       10/79
                                 ------------     ----------   -----------     ------------    -------------
                                      $-          $4,714,000   $16,144,000     $20,858,000     $11,707,000
                                 ============     ==========   ===========     ============    =============


(1)  A portion of the property has been developed as a business park.

(2) In 1993, the buildings and improvements at the Miami/Perrine property that were destroyed by Hurricane Andrew were written off. In 1996, the Partnership sold approximately 61% of the Miami/Perrine property.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)

           Reconciliation of Real Estate and Accumulated Depreciation

                             Year Ended December 31,


                                                            1999                   1998                   1997
                                                      -----------------      -----------------      -----------------
Investment in Real estate
   Balance at the beginning of the year               $      20,530,000      $      19,976,000      $      19,400,000
   Additions through cash expenditures                          328,000                554,000                576,000
   Deductions through sale of land                                                           -                      -
                                                      -----------------      -----------------      -----------------
Balance at the end of the year                        $      20,858,000      $      20,530,000      $      19,976,000
                                                      =================      =================      =================

Accumulated Depreciation
   Balance at the beginning of the year               $      10,751,000      $       9,876,000      $       9,046,000
   Additions charged to costs and expenses                      956,000                875,000                830,000
                                                      -----------------      -----------------      -----------------
Balance at the end of the year                        $      11,707,000      $      10,751,000      $       9,876,000
                                                      =================      =================      =================

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $5,791,000 (unaudited).