Form 10-Q
period 2000-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2000-05-12
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


             California                                               95-3292068
----------------------------------------                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

           701 Western Avenue
          Glendale, California                                             91201
----------------------------------------                                   -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                   Yes   No X
                                      ---  ---

                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2000
     and December 31, 1999                                                     2

Condensed statements of income for the three
     months ended March 31, 2000 and 1999                                      3

Condensed statement of partners' equity for the
     three months ended March 31, 2000                                         4

Condensed statements of cash flows for the
     three months ended March 31, 2000 and 1999                                5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-10

PART II.  OTHER INFORMATION                                                   11

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  March 31,           December 31,
                                                                                    2000                  1999
                                                                               ----------------     ----------------
                                                                                  (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                      $       322,000      $       302,000
Marketable securities of affiliate (cost of $8,181,000 at
   March 31, 2000 and $7,834,000 at December 31, 1999)                              11,540,000           12,100,000
Rent and other receivables                                                             123,000              460,000

Real estate facilities, at cost:
     Buildings and equipment                                                        16,157,000           16,144,000
     Land (including land held for sale of $230,000)                                 4,714,000            4,714,000
                                                                               ----------------     ----------------
                                                                                    20,871,000           20,858,000

     Less accumulated depreciation                                                 (11,943,000)         (11,707,000)
                                                                               ----------------     ----------------
                                                                                     8,928,000            9,151,000

Other assets                                                                           103,000              105,000
                                                                               ----------------     ----------------
Total assets                                                                   $    21,016,000      $    22,118,000
                                                                               ================     ================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                               $       184,000      $       168,000
Deferred revenue                                                                       240,000              236,000
Note payable to commercial bank                                                     11,575,000           12,825,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                            4,202,000            3,433,000
     General partners' equity                                                        1,456,000            1,190,000
     Other comprehensive income                                                      3,359,000            4,266,000
                                                                               ----------------     ----------------
     Total partners' equity                                                          9,017,000            8,889,000
                                                                               ----------------     ----------------
Total liabilities and partners' equity                                         $    21,016,000      $    22,118,000
                                                                               ================     ================
                            See accompanying notes.
                                       2


                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                        2000                   1999
                                                                  -----------------      -----------------
REVENUES:

Rental income                                                     $      1,956,000       $      1,866,000
Dividends from marketable securities of affiliate                          126,000                117,000
Other income                                                                 2,000                 62,000
                                                                  -----------------      -----------------
                                                                         2,084,000              2,045,000
                                                                  -----------------      -----------------
COSTS AND EXPENSES:

Cost of operations                                                         469,000                470,000
Management fees paid to affiliates                                         117,000                111,000
Depreciation and amortization                                              240,000                235,000
Administrative                                                              24,000                 26,000
Interest expense                                                           199,000                603,000
                                                                  -----------------      -----------------
                                                                         1,049,000              1,445,000
                                                                  -----------------      -----------------
NET INCOME                                                        $      1,035,000       $        600,000
                                                                  =================      =================
Limited partners' share of net income ($23.29 per
   unit in 2000 and $13.48 per unit in 1999)                      $      1,025,000       $        593,000

General partners' share of net income                                       10,000                  7,000
                                                                  -----------------      -----------------
                                                                  $      1,035,000       $        600,000
                                                                  =================      =================

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners           Partners            Income              Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 1999                  $      3,433,000   $      1,190,000   $      4,266,000   $      8,889,000

Change in unrealized gain of marketable equity
   securities                                                -                  -           (907,000)          (907,000)

Net income                                           1,025,000             10,000                  -          1,035,000

Equity transfer                                       (256,000)           256,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at March 31, 2000                     $      4,202,000   $      1,456,000   $      3,359,000   $      9,017,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                               ------------------------------------
                                                                                     2000                 1999
                                                                               ---------------      ---------------
Cash flows from operating activities:

     Net income                                                                $    1,035,000       $      600,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 236,000              235,000
         (Increase) decrease in rent and other receivables                            (10,000)              51,000
         Amortization of prepaid loan fees                                              4,000               20,000
         Increase in other assets                                                      (2,000)              (1,000)
         Increase in accounts payable                                                  16,000              175,000
         Increase in deferred revenue                                                   4,000                4,000
                                                                               ---------------      ---------------
              Total adjustments                                                       248,000              484,000
                                                                               ---------------      ---------------
              Net cash provided by operating activities                             1,283,000            1,084,000
                                                                               ---------------      ---------------
Cash flow from investing activities:

     Additions to real estate facilities                                              (13,000)             (25,000)
                                                                               ---------------      ---------------
              Net cash used in investing activities                                   (13,000)             (25,000)
                                                                               ---------------      ---------------
Cash flow from financing activities:

     Principal payments on note to commercial bank                                 (1,250,000)                   -
     Principal payments on mortgage note payable                                            -              (94,000)
                                                                               ---------------      ---------------
              Net cash used in financing activities                                (1,250,000)             (94,000)
                                                                               ---------------      ---------------
Net increase in cash and cash equivalents                                              20,000              965,000

Cash and cash equivalents at beginning of period                                      302,000            4,904,000
                                                                               ---------------      ---------------
Cash and cash equivalents at end of period                                     $      322,000       $    5,869,000
                                                                               ===============      ===============
Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                     $      347,000       $            -
                                                                               ===============      ===============
     Rent and other receivables                                                $     (347,000)      $            -
                                                                               ===============      ===============
Decrease in fair market value of marketable securities
     Marketable securities                                                     $     (907,000)      $   (1,100,000)
                                                                               ===============      ===============
     Other comprehensive income                                                $     (907,000)      $   (1,100,000)
                                                                               ===============      ===============

                            See accompanying notes.
                                       5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1999.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 2000 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2000, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 2000.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (6.73% at March 31, 2000). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% as of March 31, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $45,000.

6. We hold excess land in Florida with a carrying value of $230,000. There are no improvements on the land. The property has been listed for sale with a broker.

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

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE AND MONTHS ENDED MARCH 31, 1999:

         Our net income for the three months ended March 31, 2000 was $1,035,000 compared to $600,000 for the three months ended March 31, 1999, representing an increase of $435,000 or 73%. These increases are primarily a result of increased operating results at our mini-warehouse facilities combined with decreased interest expense.

         Rental income for the three months ended March 31, 2000 was $1,956,000 compared to $1,866,000 for the three months ended March 31, 1999, representing an increase of $90,000 or 5%. The increases for the three months ended March 31, 2000 are attributable to increases in rental rates at our mini-warehouse and business park facilities. Annual realized rent at the mini-warehouse facilities for the three months ended March 31, 2000 increased to $10.91 per occupied square foot from $10.53 per occupied square foot for the three months ended March 31, 1999. Weighted average occupancy levels at the mini-warehouse facility were 93% for each of the three months ended March 31, 2000 and 1999. Annual realized rent at our business park facility for the three months ended March 31, 2000 increased to $16.65 per occupied square foot from $15.78 per occupied square foot for the three months ended March 31, 1999. Weighted average occupancy levels at the business park facility were 100% and 97% for the three months ended March 31, 2000 and 1999, respectively.

         Interest and other income decreased $60,000 for the three months ended March 31, 2000 compared to the same period in 1999. The decrease is primarily a result of the increase in the pay down of our note payable, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate increased $9,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase is equal to the dividends received on the Public Storage Equity Stock, Series A which we received as a stock dividend in January 2000.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 2000 was $586,000 compared to $581,000 for the three months ended March 31, 1999, representing an increase of $5,000 or 1%.

         Interest expense was $199,000 in the three months ended March 31, 2000 from $603,000 in the same period in 1999, a $404,000 or 67% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($1,283,000 for the three months ended March 31, 2000) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 2000, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $11,540,000 (cost basis of $8,181,000 at March 31, 2000). We recognized $126,000 in dividends for the three months ended March 31, 2000.

         On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") .125% plus 0.60% to 1.20% depending on our interest coverage ratio (6.73% at March 31, 2000). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% at March 31, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $45,000.

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




                                               DATED: May 12, 2000

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