Form 10-Q
period 2000-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2000-08-11
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


             California                                               95-3292068
-----------------------------------                       ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

           701 Western Avenue
          Glendale, California                                             91201
-----------------------------------                       ----------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2000
     and December 31, 1999                                                    2

Condensed statements of income for the three and
     six months ended June 30, 2000 and 1999                                  3

Condensed statement of partners' equity for the
     six months ended June 30, 2000                                           4

Condensed statements of cash flows for the
     six months ended June 30, 2000 and 1999                                  5

Notes to condensed financial statements                                     6-7

Management's discussion and analysis of
     financial condition and results of operations                         8-10

PART II.  OTHER INFORMATION                                                  11

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                       June 30,            December 31,
                                                                         2000                  1999
                                                                  ------------------   ------------------
                                                                     (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                          $       406,000      $       302,000
Marketable securities of affiliate (cost of $8,181,000 at
   June 30, 2000 and $7,834,000 at December 31, 1999)                   12,860,000           12,100,000
Rent and other receivables                                                 138,000              460,000

Real estate facilities, at cost:
     Buildings and equipment                                            16,261,000           16,144,000
     Land (including land held for sale of $230,000)                     4,714,000            4,714,000
                                                                  ------------------   ------------------
                                                                        20,975,000           20,858,000

     Less accumulated depreciation                                     (12,182,000)         (11,707,000)
                                                                  ------------------   ------------------
                                                                         8,793,000            9,151,000

Other assets                                                                99,000              105,000
                                                                  ------------------   ------------------

Total assets                                                       $    22,296,000      $    22,118,000
                                                                  ==================   ==================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                   $       257,000      $       168,000
Deferred revenue                                                           226,000              236,000
Note payable to commercial bank                                         10,405,000           12,825,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                4,997,000            3,433,000
     General partners' equity                                            1,732,000            1,190,000
     Other comprehensive income                                          4,679,000            4,266,000
                                                                  ------------------   ------------------

     Total partners' equity                                             11,408,000            8,889,000
                                                                  ------------------   ------------------

Total liabilities and partners' equity                             $    22,296,000      $    22,118,000
                                                                  ==================   ==================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                             June 30,
                                                         ---------------------------------     ---------------------------------
                                                               2000              1999               2000               1999
                                                         --------------     --------------     --------------     --------------

  REVENUES:

  Rental income                                          $   2,018,000      $  1,921,000       $  3,974,000       $  3,787,000
  Dividends from marketable securities of affiliate            128,000           117,000            254,000            234,000
  Other income                                                   2,000             3,000              4,000             65,000
                                                         --------------     --------------     --------------     --------------

                                                             2,148,000         2,041,000          4,232,000          4,086,000
                                                         --------------     --------------     --------------     --------------

  COSTS AND EXPENSES:

  Cost of operations                                           521,000           479,000            990,000            949,000
  Management fees paid to affiliates                           120,000           115,000            237,000            226,000
  Depreciation and amortization                                241,000           240,000            481,000            475,000
  Administrative                                                29,000            16,000             53,000             42,000
  Interest expense                                             166,000           264,000            365,000            867,000
                                                         --------------     --------------     --------------     --------------

                                                             1,077,000         1,114,000          2,126,000          2,559,000
                                                         --------------     --------------     --------------     --------------

  NET INCOME                                             $   1,071,000      $    927,000       $  2,106,000       $  1,527,000
                                                         ==============     ==============     ==============     ==============
  Limited partners' share of net income ($47.39 per
    unit in 2000 and $34.36 per unit in 1999)                                                  $  2,085,000       $  1,512,000

  General partners' share of net income                                                              21,000             15,000
                                                                                               --------------     --------------
                                                                                               $  2,106,000       $  1,527,000
                                                                                               ==============     ==============

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners           Partners            Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 1999                  $      3,433,000   $      1,190,000   $      4,266,000   $      8,889,000

Change in unrealized gain of marketable equity
   securities                                                -                  -            413,000            413,000

Net income                                           2,085,000             21,000                  -          2,106,000

Equity transfer                                       (521,000)           521,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------

Balance at June 30, 2000                      $      4,997,000   $      1,732,000   $      4,679,000   $     11,408,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               ------------------------------------
                                                                                   2000                 1999
                                                                               ---------------      ---------------
Cash flows from operating activities:
     Net income                                                                $    2,106,000       $    1,527,000

     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
         Depreciation                                                                 475,000              472,000
         (Increase) decrease in rent and other receivables                            (25,000)              75,000
         Amortization of prepaid loan fees                                              6,000                    -
         Increase in other assets                                                           -               (6,000)
         Increase in accounts payable                                                  89,000              142,000
         Decrease in deferred revenue                                                 (10,000)              (6,000)
                                                                               ---------------      ---------------

              Total adjustments                                                       535,000              677,000
                                                                               ---------------      ---------------

              Net cash provided by operating activities                             2,641,000            2,204,000
                                                                               ---------------      ---------------

Cash flow from investing activities:
     Additions to real estate facilities                                             (117,000)            (149,000)
                                                                               ---------------      ---------------

              Net cash used in investing activities                                  (117,000)            (149,000)
                                                                               ---------------      ---------------

Cash flow from financing activities:
     Proceeds from commercial bank                                                          -           17,000,000
     Principal payments on note to commercial bank                                 (2,420,000)          (1,975,000)
     Principal payments on mortgage note payable                                            -          (21,742,000)
                                                                               ---------------      ---------------

              Net cash used in financing activities                                (2,420,000)          (6,717,000)
                                                                               ---------------      ---------------

Net increase in cash and cash equivalents                                             104,000           (4,662,000)

Cash and cash equivalents at beginning of period                                      302,000            4,904,000
                                                                               ---------------      ---------------

Cash and cash equivalents at end of period                                     $      406,000       $      242,000
                                                                               ===============      ===============

Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                     $      347,000       $            -
                                                                               ===============      ===============
     Rent and other receivables                                                $     (347,000)      $            -
                                                                               ===============      ===============

Increase in fair market value of marketable securities:
     Marketable securities                                                     $      413,000       $      500,000
                                                                               ===============      ===============
     Other comprehensive income                                                $      413,000       $      500,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2000, the results of its operations for the six months ended June 30, 2000 and 1999 and its cash flows for the six months then ended.

3. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 2000 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2000, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 2000.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (7.35% at June 30, 2000). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% as of June 30, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $45,000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999:

         Our net income for the six months ended June 30, 2000 was $2,106,000 compared to $1,527,000 for the six months ended June 30, 1999, representing an increase of $579,000 or 38%. Our net income for the three months ended June 30, 2000 was $1,071,000 compared to $927,000 for the three months ended June 30, 1999, representing an increase of $144,000 or 16%. These increases are primarily a result of increased operating results at our mini-warehouse facilities combined with decreased interest expense.

         Rental income for the six months ended June 30, 2000 was $3,974,000 compared to $3,787,000 for the six months ended June 30, 1999, representing an increase of $187,000 or 5%. Rental income for the three months ended June 30, 2000 was $2,018,000 compared to $1,921,000 for the three months ended June 30, 1999, representing an increase of $97,000 or 5%. The increases for the three and six months ended June 30, 2000 are attributable to increases in rental rates at our mini-warehouse and business park facilities. Annual realized rent at the mini-warehouse facilities for the six months ended June 30, 2000 increased to $11.02 per occupied square foot from $10.57 per occupied square foot for the six months ended June 30, 1999. Weighted average occupancy levels at the mini-warehouse facility were 94% for both of the six months ended June 30, 2000 and 1999 respectively. Annual realized rent at our business park facility for the six months ended June 30, 2000 increased to $16.88 per occupied square foot from $16.05 per occupied square foot for the six months ended June 30, 1999.

Weighted average occupancy levels at the business park facility were 99% and 94% for the six months ended June 30, 2000 and 1999, respectively.

         Interest and other income decreased $61,000 for the six months ended June 30, 2000 compared to the same period in 1999. The decrease is primarily a result of the increase in the pay down of our note payable, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate increased $20,000 for the six months ended June 30, 2000 compared to the same period in 1999. The increase is equal to the dividends received on the Public Storage Equity Stock, Series A which we received as a stock dividend in January 2000.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 2000 was $1,227,000 compared to $1,175,000 for the six months ended June 30, 1999, representing an increase of $52,000 or 4%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 2000 was $641,000 compared to $594,000 for the three months ended June 30, 1999, representing an increase of $47,000 or 8%. This increase is mainly attributable to increases in management fees, repairs and maintenance expense and payroll expense.

         Interest expense was $365,000 in the six months ended June 30, 2000 from $867,000 in the same period in 1999, a $502,000 or 58% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($2,641,000 for the six months ended June 30, 2000) have been sufficient to meet all current obligations of the Partnership.

         At June 30, 2000, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $12,860,000 (cost basis of $8,181,000 at June 30, 2000). We recognized $254,000 in dividends for the six months ended June 30, 2000.

         On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") .125% plus 0.60% to 1.20% depending on our interest coverage ratio (7.35% at June 30, 2000). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% at June 30, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $45,000.

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




                                       DATED: August 11, 2000

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