Form 10-Q
period 2000-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2000-11-14
CIK 277925

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000

                                                        or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number 0-9208

                                         PUBLIC STORAGE PROPERTIES V, LTD.
                              (Exact name of registrant as specified in its charter)

             California                                                                                  95-3292068
(State or other jurisdiction of                                                                    (I.R.S. Employer
incorporation or organization)                                                               Identification Number)

           701 Western Avenue
          Glendale, California                                                                                91201
(Address of principal executive offices)                                                                 (Zip Code)

Registrant's telephone number, including area code:                                                  (818) 244-8080

Indicate by check mark  whether  the  registrant  (1) has filed all  reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant  was required to file such  reports) and (2) has been subject to such filing  requirements  for the past
90 days.

                                                     Yes X No

                                                       INDEX

                                                                                                               Page

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 2000
     and December 31, 1999                                                                                        2

Condensed statements of income for the three and
     nine months ended September 30, 2000 and 1999                                                                3

Condensed statement of partners' equity for the
     nine months ended September 30, 2000                                                                         4

Condensed statements of cash flows for the
     nine months ended September 30, 2000 and 1999                                                                5

Notes to condensed financial statements                                                                         6-7

Management's discussion and analysis of
     financial condition and results of operations                                                             8-10

PART II.  OTHER INFORMATION                                                                                      11

                                         PUBLIC STORAGE PROPERTIES V, LTD.
                                             CONDENSED BALANCE SHEETS

                                                                                 September 30,        December 31,
                                                                                     2000                  1999
                                                                               ----------------     ----------------
                                                                                 (Unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                      $       510,000      $       302,000
Marketable securities of affiliate (cost of $8,181,000 at
   September 30, 2000 and $7,834,000 at December 31, 1999)                          13,168,000           12,100,000
Rent and other receivables                                                             344,000              460,000

Real estate facilities, at cost:
     Buildings and equipment                                                        16,355,000           16,144,000
     Land                                                                            4,714,000            4,714,000
                                                                               ----------------     ----------------
                                                                                    21,069,000           20,858,000

     Less accumulated depreciation                                                 (12,420,000)         (11,707,000)
                                                                               ----------------     ----------------
                                                                                     8,649,000            9,151,000

Other assets                                                                            96,000              105,000
                                                                               ----------------     ----------------

Total assets                                                                   $    22,767,000      $    22,118,000
                                                                               ================     ================

                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------

Accounts payable                                                               $       431,000      $       168,000
Deferred revenue                                                                       219,000              236,000
Note payable to commercial bank                                                      8,900,000           12,825,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                            6,111,000            3,433,000
     General partners' equity                                                        2,119,000            1,190,000
     Other comprehensive income                                                      4,987,000            4,266,000
                                                                               ----------------     ----------------

     Total partners' equity                                                         13,217,000            8,889,000
                                                                               ----------------     ----------------

Total liabilities and partners' equity                                         $    22,767,000      $    22,118,000
                                                                               ================     ================

                                              See accompanying notes.
                                                         2

                                         PUBLIC STORAGE PROPERTIES V, LTD.
                                          CONDENSED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                     --------------------------------    -------------------------------
                                                          2000              1999             2000              1999
                                                     -------------      -------------    -------------     -------------
  REVENUES:

  Rental income                                      $  2,084,000       $ 2,010,000      $ 6,058,000       $ 5,797,000
  Dividends from marketable securities of affiliate       448,000           117,000          702,000           351,000
  Other income                                              1,000             1,000            5,000            66,000
                                                     -------------      -------------    -------------     -------------

                                                        2,533,000         2,128,000        6,765,000         6,214,000
                                                     -------------      -------------    -------------     -------------

  COSTS AND EXPENSES:

  Cost of operations                                      498,000           471,000        1,488,000         1,420,000
  Management fees paid to affiliates                      124,000           120,000          361,000           346,000
  Depreciation and amortization                           241,000           243,000          722,000           718,000
  Administrative                                           15,000            12,000           68,000            54,000
  Interest expense                                        154,000           230,000          519,000         1,097,000
                                                     -------------      -------------    -------------     -------------

                                                        1,032,000         1,076,000        3,158,000         3,635,000
                                                     -------------      -------------    -------------     -------------

  NET INCOME                                         $  1,501,000       $ 1,052,000      $ 3,607,000       $ 2,579,000
                                                     =============      =============    =============     =============

  Limited partners' share of net income ($81.16 per
    unit in 2000 and $58.02 per unit in 1999)                                            $ 3,571,000       $ 2,553,000
                                                                                         -------------     -------------
  General partners' share of net income                                                       36,000            26,000
                                                                                         -------------     -------------

                                                                                         $ 3,607,000       $ 2,579,000
                                                                                         =============     =============

                                              See accompanying notes.
                                                         3

                                         PUBLIC STORAGE PROPERTIES V, LTD.
                                      CONDENSED STATEMENT OF PARTNERS' EQUITY
                                                    (UNAUDITED)

                                                                                         Other
                                              Limited            General         Comprehensive      Total Partners'
                                              Partners           Partners            Income             Equity
                                          -----------------  -----------------  -----------------  -----------------

Balance at December 31, 1999              $      3,433,000   $      1,190,000   $      4,266,000   $      8,889,000

Change in unrealized gain of marketable
   equity securities                                     -                  -            721,000            721,000

Net income                                       3,571,000             36,000                  -          3,607,000

Equity transfer                                   (893,000)           893,000                  -                  -
                                          -----------------  -----------------  -----------------  -----------------

Balance at September 30, 2000             $      6,111,000   $      2,119,000   $      4,987,000   $     13,217,000
                                          =================  =================  =================  =================

                                              See accompanying notes.
                                                         4

                                         PUBLIC STORAGE PROPERTIES V, LTD.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                               ------------------------------------
                                                                                    2000                 1999
                                                                               ---------------      ---------------
Cash flows from operating activities:
     Net income                                                                $    3,607,000       $    2,579,000

     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation                                                                 713,000              712,000
         (Increase) decrease in rent and other receivables                           (231,000)              74,000
         Amortization of prepaid loan fees                                              9,000                    -
         Increase in other assets                                                           -               (2,000)
         Increase in accounts payable                                                 263,000              176,000
         Decrease in deferred revenue                                                 (17,000)             (28,000)
                                                                               ---------------      ---------------

              Total adjustments                                                       737,000              932,000
                                                                               ---------------      ---------------

              Net cash provided by operating activities                             4,344,000            3,511,000
                                                                               ---------------      ---------------

Cash flow from investing activities:
     Additions to real estate facilities                                             (211,000)            (199,000)
                                                                               ---------------      ---------------

              Net cash used in investing activities                                  (211,000)            (199,000)
                                                                               ---------------      ---------------

Cash flow from financing activities:
     Proceeds from commercial bank                                                          -           17,000,000
     Principal payments on note to commercial bank                                 (3,925,000)          (3,245,000)
     Principal payments on mortgage note payable                                            -          (21,742,000)
                                                                               ---------------      ---------------

              Net cash used in financing activities                                (3,925,000)          (7,987,000)
                                                                               ---------------      ---------------

Net increase in cash and cash equivalents                                             208,000           (4,675,000)

Cash and cash equivalents at beginning of period                                      302,000            4,904,000
                                                                               ---------------      ---------------

Cash and cash equivalents at end of period                                     $      510,000       $      229,000
                                                                               ===============      ===============

Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                     $      347,000       $            -
                                                                               ===============      ===============
     Rent and other receivables                                                $     (347,000)      $            -
                                                                               ===============      ===============

Increase (decrease) in fair market value of marketable securities:
     Marketable securities                                                     $      721,000       $   (1,000,000)
                                                                               ===============      ===============
     Other comprehensive income                                                $      721,000       $   (1,000,000)
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

2.       In the opinion of management,  the  accompanying  unaudited  condensed  financial  statements  reflect all adjustments,  consisting of only normal accruals,  necessary to present fairly the Partnership's financial position at September  30, 2000,  the results of its  operations  for the nine months ended  September 30,
         2000 and 1999 and its cash flows for the nine months then ended.

3.       The results of operations for the nine months ended September 30, 2000 are not  necessarily  indicative of the results expected for the full year.

4.       Marketable  securities at September  30, 2000 consist of 533,334  shares of common stock and 17,331 shares of Equity Stock,  Series A of Public Storage,  Inc., a publicly traded real estate  investment trust and a general  partner of the  Partnership.  We have  designated  our  portfolio  of  marketable  securities  as available for sale.  Accordingly,  at September 30, 2000,  we have recorded the  marketable  securities at fair value,  based upon the closing  quoted prices of the  securities  at September  30, 2000.  Changes in market value of marketable  securities are reflected as unrealized  gains or losses  directly in Partners'
         Equity and accordingly have no effect on net income.

5.       On April 1, 1999, we borrowed  $17,000,000  from a commercial  bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears  interest at the London  Interbank  Offering Rate
         ("LIBOR")  plus 0.60% to 1.20%  depending on our interest  coverage  ratio (7.22 % at September 30, 2000).
         The loan requires  monthly  payments of interest and matures  April 2003.  Principal may be paid, in whole or in part, at any time without penalty or premium.

5.       (Continued)
         We have entered  into an interest  rate swap  agreement to reduce the impact of changes in interest  rates on a portion of our floating rate debt.  The  agreement,  which covers  $15,000,000 of debt through April,
         2002  effectively  changes the interest  rate  exposure  from  floating rate to a fixed rate of 5.64% plus
         0.60% to 1.20% based on our interest  coverage  ratio (6.24% as of September 30,  2000).  Market gains and losses on the value of the swap are  deferred  and  included in income over the life of the  contract.  We record the  differences  paid or received on the  interest  rate swap in interest  expense as payments are made or received.  As of September 30, 2000,  the  unrealized  gain on the interest rate swap, if required to be liquidated, was approximately $45,000.

6.       In June  1998,  June  1999  and June  2000, the  Financial Accounting Standards Board issued SFAS No. 133,
         "Accounting for Derivative  Instruments and Hedging Activities," SFAS No. 137,  "Accounting for Derivative
         Instruments and  Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," and  SFAS No. 138,
         "Accounting  for Certain Derivative Instruments and Certain Hedging Activities - an, amendment of SFAS No.
         133."  These  statements outline the accounting treatment for all derivative activity.  The Partnership is required to  and will adopt SFAS No. 133 in the first quarter of fiscal  2001 and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

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

RESULTS OF OPERATIONS

         Three and nine months  ended  September  30, 2000  compared to three and nine months ended  September  30,
1999:

         Our net income for the nine months ended  September 30, 2000 was  $3,607,000  compared to  $2,579,000  for the nine months ended  September  30, 1999,  representing  an increase of $1,028,000 or 40%. Our net income for the three months ended  September 30, 2000 was $1,501,000  compared to $1,052,000 for the three months ended  September
30,  1999,  representing  an increase  of $449,000 or 43%.  These  increases  are  primarily a result of  increased operating  results at our  mini-warehouse  facilities,  increase in dividend income on marketable  securities of an affiliate, and a decrease in interest expense resulting from our lower outstanding debt.

         Rental income for the nine months ended  September 30, 2000 was $6,058,000  compared to $5,797,000 for the nine months ended  September  30, 1999,  representing  an increase of $261,000 or 5%.  Rental  income for the three months ended  September 30, 2000 was  $2,084,000  compared to $2,010,000  for the three months ended  September 30,
1999,  representing  an increase of $74,000 or 4%. The increases for the three and nine months ended  September 30,
2000 are  attributable  to increases in rental rates at our  mini-warehouse  and business park  facilities.  Annual realized rent at the  mini-warehouse  facilities  for the nine months ended  September 30, 2000 increased to $11.17 per  occupied  square foot from $10.75 per  occupied  square foot for the nine months  ended  September  30,  1999.
Weighted  average  occupancy  levels at the  mini-warehouse  facility  were 94% for both of the nine  months  ended

September 30, 2000 and 1999  respectively.  Annual  realized rent at our business park facility for the nine months ended  September  30, 2000  increased to $17.40 per occupied  square foot from $16.05 per occupied  square foot for the nine months ended  September 30, 1999.  Weighted  average  occupancy  levels at the business park facility were
98% and 96% for the nine months ended September 30, 2000 and 1999, respectively.

         Interest and other income  decreased  $61,000 for the nine months ended September 30, 2000 compared to the same period in 1999.  The  decrease  is  primarily  a result of the  increase in the pay down of our note  payable, which resulted in lower cash balances and consequently less interest earned.

         Dividend  income from  marketable  securities  of affiliate  increased  $351,000 for the nine months ended
September  30,  2000  compared  to the same period in 1999.  The  increase  includes  special  dividend of $320,000 we received on the Public  Storage  common  stock in the third  quarter of year 2000 and from  $22,000 in dividends we received  on  the Public  Storage  Equity  Stock,  Series A which we  received  as  a stock  dividend in January
2000.

         Cost of operations  (including  management fees paid to affiliate) for the nine months ended September 30,
2000 was $1,849,000  compared to $1,766,000 for the nine months ended September 30, 1999,  representing an increase of $83,000 or 5%. Cost of  operations  (including  management  fees paid to  affiliate)  for the three months ended
September 30, 2000 was $622,000  compared to $591,000 for the three months ended  September 30, 1999,  representing an increase of $31,000 or 5%. This increase is mainly  attributable  to increases in management  fees,  repairs and maintenance expense and payroll expense.

         Interest  expense was $519,000 in the nine months ended  September  30, 2000 from  $1,097,000  in the same period  in 1999,  a  $578,000  or 53%  decrease.  This  decrease  is  mainly  attributable  to a lower  outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating  activities  ($4,344,000 for the nine months ended September 30, 2000) have been sufficient to meet all current obligations of the Partnership.

         At September  30, 2000, we held 533,334  shares of common stock and 17,331 shares of Equity Stock,  Series
A of Public  Storage,  Inc.  with a fair value  totaling  $13,168,000  (cost basis of  $8,181,000  at September 30,
2000).  We recognized $702,000 in dividends for the nine months ended September 30, 2000.

         On April 1, 1999, we borrowed  $17,000,000  from a commercial  bank. The proceeds of the loan were used to repay  our  mortgage  debt.  The loan is  unsecured  and bears  interest  at the  London  Interbank  Offering  Rate
("LIBOR")  plus 0.60% to 1.20%  depending on our interest  coverage  ratio (7.22% at September 30, 2000).  The loan requires  monthly  payments of interest and matures April 2003.  Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered  into an interest  rate swap  agreement to reduce the impact of changes in interest  rates on a portion of its floating  rate debt.  The  agreement,  which covers  $15,000,000  of debt through  April,  2002 effectively  changes the interest  rate  exposure  from  floating rate to a fixed rate of 5.64% plus 0.60% to 1.20%
based on our interest  coverage  ratio (6.24% at September 30,  2000).  Market gains and losses on the value of the swap are  deferred  and  included  in income  over the life of the  contract.  We record  the  differences  paid or received on the  interest  rate swap in interest  expense as payments are made or  received.  As of  September  30,
2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $45,000.

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

                                                              DATED: November 13, 2000

                                                              PUBLIC STORAGE PROPERTIES V, LTD.

                                                              BY:  Public Storage, Inc.
                                                                   General Partner

                                                              BY:  /s/ John Reyes
                                                                   John Reyes
                                                                   Senior Vice President and
                                                                     Chief Financial Officer

