Form 10-K405
period 2000-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2001-03-30
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from             to
                              -------------  -------------

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

Investments in Facilities
-------------------------

         At December 31, 2000, the Partnership owned 15 properties including one business park. Nine of the properties are located in California, three in Florida and three in Georgia. One of the mini-warehouses, the Miami/Perrine, Florida facility, was destroyed by Hurricane Andrew in August 1992, and will not be reconstructed (see Item 2 below). One property, located in California, was sold in May 1982.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system,
         (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 200,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

*        MAINTAIN HIGH  OCCUPANCY  LEVELS AND INCREASE  ANNUAL  REALIZED  RENTS.
         Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 94% in 2000 and 1999. Annual realized rents per occupied square foot increased 4% from $10.77 in 1999 to $11.24 in 2000.

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

* PROFESSIONAL PROPERTY OPERATION. There are approximately 4,600 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

Other Business Activities
-------------------------

         A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.
         A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, rents trucks, offers portable self-storage and moving services and sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 48 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 2.  PROPERTIES

         The following table sets forth information as of December 31, 2000 about properties owned by the Partnership:

                                    Size of       Net Rentable      Numbers of                           Completion
            Location                Parcel            Area            Spaces       Date of Purchase         Date
-----------------------------      ----------    -------------      ----------     ----------------    ---------------
CALIFORNIA
Belmont                            2.74 acres    46,000 sq. ft         441           May 14, 1979         Dec. 1979

Carson
   Carson Street                   2.30 acres    43,000 sq. ft         389           Oct. 9, 1979         Jan. 1980

Palmdale                           3.48 acres    56,000 sq. ft.        461           July 31, 1979        Jan. 1980

Pasadena
   Fair Oaks                       2.17 acres    71,000 sq. ft         814           Aug. 24, 1979        Mar. 1980

Sacramento
   Carmichael                      3.12 acres    45,000 sq. ft         454           Dec. 7, 1979         July 1980

Sacramento
   Florin                          3.99 acres    70,000 sq. ft         577           Mar. 30, 1979        June 1980

San Jose Capitol Quimby            2.24 acres    36,000 sq. ft.        331           Nov. 21, 1979        July 1980

San Jose
   Felipe                          1.60 acres    52,000 sq. ft.        453           Oct. 9, 1979         Dec. 1980

So. San Francisco
   Spruce                          3.03 acres    44,000 sq. ft.        368           June 27, 1979        Nov. 1980

FLORIDA
Miami
   Perrine                         1.71 acres          -                 -           May 31, 1979         Jan. 1980

Miami
   27th Ave.                       3.07 acres    63,000 sq. ft.        624           Oct. 11, 1979        May 1980

Miami
   29th                            1.82 acres    35,000 sq. ft.        322            May 1, 1979         Oct. 1979

GEORGIA
Atlanta
   Montreal Road                   3.14 acres    57,000 sq. ft.        462           July 9, 1979         June 1980

Atlanta
   Mountain Industrial Blvd.       3.10 acres    51,000 sq. ft.        463           Oct. 30, 1979       Sept. 1980

Marietta-
   Cobb Parkway                    3.61 acres    68,000 sq. ft.        569           Apr. 20, 1979        Oct. 1979


         The weighted average occupancy levels for the mini-warehouse facilities was 94% in both 1999 and 2000.

         In August 1992, the buildings at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. The Partnership received insurance proceeds totaling $2,881,000, which included an amount for the replacement cost of the destroyed buildings as well as for business interruption. In 1993, the General Partners decided that it would be more beneficial to the Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location and therefore, decided not to reconstruct the buildings. Accordingly, in 1993 the Partnership reduced real estate facilities by the net book value of the destroyed buildings, resulting in a gain of $1,369,000. In December 1995, the Partnership entered into an option agreement with a buyer to sell the land for $850,000. In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land for $450,000 (the Partnership's basis in the land is $230,000). In May 2000, the buyer disclaimed its rights under the option agreement to acquire the remaining land. The remaining land has since been listed for sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2000, there were approximately 1,132 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA

For the Year
Ended December 31,                             2000               1999               1998               1997              1996
--------------------------------------   ---------------    ---------------    ---------------    ---------------   ---------------
Revenues                                 $    8,962,000     $    8,635,000     $    8,188,000     $    7,606,000    $    7,093,000

Depreciation and
   amortization                                 954,000            956,000            875,000            830,000           765,000

Interest expense                                643,000          1,324,000          2,450,000          2,504,000         2,533,000

Income before gain relating
   to sale of land                            4,790,000          3,931,000          2,461,000          2,010,000         1,652,000

Net income (1)                                4,790,000          3,931,000          2,461,000          2,010,000         1,665,000

Limited partners' share                       4,742,000          3,892,000          2,437,000          1,990,000         1,648,000

General partners' share                          48,000             39,000             24,000             20,000            17,000

Limited partners' per unit data (2)
     Net income (1)                            $107.77             $88.45             $55.39             $45.23            $37.45


As of December 31,
--------------------------------------

Cash and cash equivalents                $      410,000     $      302,000     $    4,904,000     $    2,963,000    $    3,177,000

Total assets                             $   22,597,000     $   22,118,000     $   29,390,000     $   28,600,000    $   27,590,000

Mortgage note payable                    $            -     $            -     $   21,742,000     $   22,272,000    $   22,748,000

Note Payable to commercial bank          $    7,600,000     $   12,825,000     $            -     $            -    $            -


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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $4,790,000 in 2000 compared to $3,931,000 in 1999, representing an increase of $859,000. The increase was primarily attributable to an increase in property net operating income at the Partnership's mini-warehouse facilities, an increase in the dividends from marketable securities of affiliate and decreased interest expense.

         During 2000, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $4,690,000 in 2000 compared to $4,437,000 in 1999, representing an increase of $253,000 or 6%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility offset by increases in cost of operations and depreciation expense.

         Rental income was $8,124,000 in 2000 compared to $7,750,000 in 1999, representing an increase of $374,000 or 5%. The increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. The weighted average occupancy levels for the mini-warehouse and business park facilities were 94% and 98% respectively, in 2000 compared to 94% and 97% respectively, in 1999. The annual realized rent per occupied square foot for the mini-warehouse and business park facilities was $11.24 and $17.84, respectively, in 2000 compared to $10.77 and $16.15, respectively, in 1999.

         Other income decreased $61,000 in 2000 compared to 1999. This decrease is primarily due to a decrease in invested cash balances.

         Dividend income from marketable securities of affiliate increased $14,000 in 2000 compared to 1999. This increase is primarily due to increased dividends on the marketable securities of affiliate on shares owned in 2000 compared to 1999.

         Cost of operations (including management fees paid to affiliates) increased $123,000 or 5% to $2,480,000 in 2000 from $2,357,000 in 1999. This increase was primarily attributable to increases in management fees and advertising expenses.

         Interest  expense  was  $643,000  and  $1,324,000  in  2000  and  1999,
respectively, representing a decrease of $681,000 or 51%. The decrease was primarily a result of a lower average outstanding loan balance in 2000 compared to 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($5,735,000 for the year ended December 31, 2000) have been sufficient to meet all current obligations of the Partnership. During 2001, the Partnership anticipates approximately $330,000 of capital improvements compared to $414,000 in 2000 and $328,000 in 1999. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

         At December 31, 2000, the Partnership held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A (marketable securities) with a fair value totaling $13,357,000 (cost of $8,181,000 at December 31, 2000) in Public Storage, Inc. During 1998, the Partnership purchased 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership recognized $816,000 in dividends during 1999.

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

         On April 1, 1999, the partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (7.162% at December 31, 2000). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (6.24% at December 31, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $70,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 2000, the Partnership had $7,600,000 of outstanding debt maturing in April 2003. Also, the Partnership has an interest rate swap in the notional amount of $15,000,000 as of December 31, 2000, the interest swap expires in stages through April 2002. As of December 31, 2000, the unrealized gain on the interest rate swap, which would be deferred if liquidated prior to maturity, was approximately $70,000.

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

         B. Wayne Hughes, age 67, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 64, has been employed by PSI for 23 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 58, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 41, became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 40, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 62, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 57, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi has responsibility for all of Public Storage's construction and maintenance activities. Prior to joining the Company, he was a management consultant.

         Obren B. Gerich, age 62, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 51, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Ronald L. Harden, age 52, joined the Company in 1987 and became a Senior vice President of the Property Management Division in 1988, an Executive Vice President of the Property Management Division in August 1999 and a Senior Vice President of the Company in May 2000. Mr. Harden has administrative responsibility for Public Storage's overall property management activities in the mini-warehouse facilities system-wide. From 1983 until 1987, he was a partner and Chief Operating Officer for Good Lite Foods. From 1979 until 1983, Mr. Harden was employed by Taco Bell Restaurants, and his last position there was Division Operations Director with responsibility for 175 restaurants.

         W. David Ristig, age 52, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig has responsibility for Public Storage's land acquisition. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         A. Timothy Scott, age 49, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 39, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 45, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 61, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 65, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 67, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 53, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 52, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 48, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) At March 15, 2001, the following persons beneficially owned more than 5% of the Units:

          Title                           Name and Address                  Amount of Beneficial         Percent
        of Class                        of Beneficial Owner                       Ownership             of Class
---------------------      -------------------------------------------      --------------------        ---------
Units of Limited           Public Storage, Inc.                               16,500 Units (1)            37.5%
Partnership Interest       701 Western Avenue
                           Glendale, California 91201

Units of Limited           B. Wayne Hughes,                                   11,825 Units (2)            26.9%
Partnership Interest       Tamara Hughes Gustavson, PS Orangeco, Inc.
                           701 Western Avenue
                           Glendale, California 91201


(1) Includes (i) 16,369 Units owned by PSI as to which PSI has sole voting and dispositive power, and (ii) 131 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 4,852 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 131 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 131 Units, and (iii) 6,842 Units owned by PS Orangeco, Inc., a corporation whose common stock (representing 5% of the equity) is owned by Hughes and members of his family and whose non-voting preferred stock (representing 95% of the equity) is owned by PSI, and to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b) The Partnership has no officers and directors. The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 27 Units (0.06% of the Units). The directors and executive officers of PSI (including Hughes), as a group (20 persons), beneficially own an aggregate of 11,726 Units, representing 26.7% of the Units (including the 4,852 Units owned by Hughes and the 6,842 Units owned by PS Orangeco, Inc. as to which Hughes shares voting dispositive power as set forth above).

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

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 2000, the Partnership paid fees of $484,000 to PSI pursuant to the Management Agreement.

         The Partnership's commercial property is managed by PSBP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 2000, the Partnership paid $15,000 to PSBP pursuant to the Management Agreement.

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

                  1.       Financial   Statements.   See   Index  to   Financial
                           Statements and Financial Statement Schedule.

                  2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

                  3.       Exhibits: See Exhibit Index contained below.

         (b)      Reports on Form 8-K: No reports on Form 8-K were filed  during
                  2000.

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

                               PUBLIC STORAGE PROPERTIES V, LTD.,
                               a California Limited Partnership
Dated:  March 29, 2001         By:  Public Storage, Inc., General Partner

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

             Signature                                                  Capacity                                        Date
---------------------------------------                -------------------------------------------------          --------------
/s/ B. Wayne Hughes                                    Chairman of the Board and                                  March 29, 2001
---------------------------------------                Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                                        and General Partner (principal executive officer)


/s/ Harvey Lenkin                                      President and Director                                     March 29, 2001
---------------------------------------                of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                                     Senior Vice President and Director                         March 29, 2001
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                               Vice President and Director                                March 29, 2001
---------------------------------------                of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 29, 2001
---------------------------------------                of Public Storage, Inc. (principal financial
John Reyes                                             officer and principal accounting officer)

/s/ Robert J. Abernethy                                Director of Public Storage, Inc.                           March 29, 2001
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 29, 2001
---------------------------------------
Dann V. Angeloff

/s/ William C. Baker                                   Director of Public Storage, Inc.                           March 29, 2001
---------------------------------------
William C. Baker

                                                       Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 29, 2001
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 29, 2001
---------------------------------------
Daniel C. Staton


                        PUBLIC STORAGE PROPERTIES V, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                            Page
                                                                      References
                                                                      ----------

     Report of Independent Auditors                                          F-1


     Financial Statements and Schedule:


     Balance Sheets as of December 31, 2000 and 1999                         F-2

     For the years ended December 31, 2000, 1999 and 1998:

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

                         Report of Independent Auditors




The Partners
Public Storage Properties V, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                              ERNST & YOUNG  LLP




March 23, 2001
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                    2000                   1999
                                                                              ---------------        ---------------


                                     ASSETS
                                     ------

Cash and cash equivalents                                                     $      410,000         $      302,000
Marketable securities of affiliate (cost of $8,181,000 and $7,834,000 as          13,357,000             12,100,000
of December 31, 2000 and 1999, respectively)
Rent and other receivables                                                           136,000                460,000

Real estate facilities, at cost:
     Buildings and equipment                                                      16,546,000             16,144,000
     Land (including land held for sale of $230,000)                               4,714,000              4,714,000
                                                                              ---------------        ---------------
                                                                                  21,260,000             20,858,000
     Less accumulated depreciation                                               (12,661,000)           (11,707,000)
                                                                              ---------------        ---------------
                                                                                   8,599,000              9,151,000

Other assets                                                                          95,000                105,000
                                                                              ---------------        ---------------
Total assets                                                                  $   22,597,000         $   22,118,000
                                                                              ===============        ================
                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                              $      176,000         $      168,000
Deferred revenue                                                                     232,000                236,000
Note payable to commercial bank                                                    7,600,000             12,825,000

Partners' equity

     Limited partners' equity, $500 per
       unit, 44,000 units authorized, issued and outstanding                       6,989,000              3,433,000
     General partners' equity                                                      2,424,000              1,190,000
     Other comprehensive income                                                    5,176,000              4,266,000
                                                                              ---------------        ---------------
     Total partners' equity                                                       14,589,000              8,889,000
                                                                              ---------------        ---------------
Total liabilities and partners' equity                                        $   22,597,000         $   22,118,000
                                                                              ===============        ================

                            See accompanying notes.
                                      F-2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998


                                                                   2000                  1999                  1998
                                                             ----------------      ----------------      ----------------

REVENUES:

Rental income                                                $     8,124,000       $     7,750,000       $     7,511,000
Dividends from marketable securities of affiliate                    830,000               816,000               466,000
Other income                                                           8,000                69,000               211,000
                                                             ----------------      ----------------      ----------------
                                                                   8,962,000             8,635,000             8,188,000
                                                             ----------------      ----------------      ----------------
COSTS AND EXPENSES:

Cost of operations                                                 1,996,000             1,895,000             1,881,000
Management fees paid to affiliates                                   484,000               462,000               448,000
Depreciation and amortization                                        954,000               956,000               875,000
Administrative                                                        95,000                67,000                73,000
Interest expense                                                     643,000             1,324,000             2,450,000
                                                             ----------------      ----------------      ----------------
                                                                   4,172,000             4,704,000             5,727,000
                                                             ----------------      ----------------      ----------------
NET INCOME                                                   $     4,790,000       $     3,931,000       $     2,461,000
                                                             ================      ================      ================

Limited partners' share of net income ($107.77 per unit in 2000,
   $88.45 per unit in 1999 and $55.39 per unit
   in 1998)                                                  $     4,742,000       $     3,892,000       $     2,437,000

General partners' share of net income                                 48,000                39,000                24,000
                                                             ----------------      ----------------      ----------------
                                                             $     4,790,000       $     3,931,000       $     2,461,000
                                                             ================      ================      ================

                            See accompanying notes.
                                      F-3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                                                                           Other
                                                                                        Comprehensive        Total Partners'
                                         Limited Partners       General Partners           Income                Equity
                                         ----------------       ----------------      ----------------      ----------------

Balance at December 31, 1998             $     514,000          $     178,000         $   6,599,000          $   7,291,000

Change   in   unrealized   gain  on
   marketable equity securities                      -                      -            (2,333,000)            (2,333,000)

Net income                                   3,892,000                 39,000                                    3,931,000

Equity transfer                               (973,000)               973,000                     -                      -
                                         ----------------       ----------------      ----------------      ----------------
Balance at December 31, 1999                 3,433,000              1,190,000             4,266,000              8,889,000

Change   in   unrealized   gain  on
   marketable equity securities                      -                      -               910,000                910,000

Net income                                   4,742,000                 48,000                     -              4,790,000

Equity transfer                             (1,186,000)             1,186,000                     -                      -
                                         ----------------       ----------------      ----------------      ----------------
Balance at December 31, 2000             $   6,989,000          $   2,424,000         $   5,176,000          $  14,589,000
                                         ================       ================      ================      ================

                            See accompanying notes.
                                      F-4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                                                     2000                  1999                   1998
                                                              ------------------    ------------------     ------------------

Cash flows from operating activities:

   Net income                                                 $       4,790,000     $       3,931,000      $       2,461,000

   Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation                                                         954,000               956,000                875,000
   Increase in rent and other receivables                               (23,000)             (289,000)               (44,000)
   Amortization of prepaid loan fees                                     11,000                42,000                 82,000
   (Increase) decrease in other assets                                   (1,000)              (44,000)                (1,000)
   Increase in accounts payable                                           8,000                33,000                 66,000
   (Decrease) increase in deferred revenue                               (4,000)               14,000                 21,000
                                                              ------------------    ------------------     ------------------
     Total adjustments                                                  945,000               712,000                999,000
                                                              ------------------    ------------------     ------------------
     Net cash provided by operating activities                        5,735,000             4,643,000              3,460,000
                                                              ------------------    ------------------     ------------------
Cash flow from investing activities:

   Purchase of marketable securities of affiliate                             -                     -               (435,000)
   Additions to real estate facilities                                 (402,000)             (328,000)              (554,000)
                                                              ------------------    ------------------     ------------------
     Net cash used in investing activities                             (402,000)             (328,000)              (989,000)
                                                              ------------------    ------------------     ------------------
Cash flows from financing activities:

   Note proceeds from commercial bank                                         -            17,000,000                      -
   Principal payments on note to commercial bank                     (5,225,000)           (4,175,000)                     -
   Principal payments on mortgage note payable                                -           (21,742,000)              (530,000)
                                                              ------------------    ------------------     ------------------
     Net cash used in financing activities                           (5,225,000)           (8,917,000)              (530,000)
                                                              ------------------    ------------------     ------------------
Net increase (decrease) in cash and cash equivalents                    108,000            (4,602,000)             1,941,000

Cash and cash equivalents at the beginning of the year                  302,000             4,904,000              2,963,000
                                                              ------------------    ------------------     ------------------
Cash and cash equivalents at the end of the year              $         410,000     $         302,000      $       4,904,000
                                                              ==================    ==================     ==================

                            See accompanying notes.
                                      F-5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998
                                   (Continued)


                                                                        2000               1999                1998
                                                                   ----------------   ----------------   ----------------

Supplemental schedule of non-cash investing and financing activities:

     Receipt of stock dividend:
       Marketable securities                                       $       347,000    $             -    $
                                                                   ================   ================   ================
       Rent and other receivables                                  $      (347,000)   $             -    $             -
                                                                   ================   ================   ================

     Increase (decrease) in fair value of marketable securities:
       Marketable securities                                       $       910,000    $    (2,333,000)   $    (1,228,000)
                                                                   ================   ================   ================
       Other comprehensive income                                  $       910,000    $    (2,333,000)   $    (1,228,000)
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-6

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Real Estate Facilities:
         -----------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 2000 and 1999 to develop mini-warehouses and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned. Advertising costs of $221,000, $205,000 and $144,000 in 2000, 1999 and 1998, respectively, are expensed as incurred.

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

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 2000 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. During 1998, the Partnership purchased an additional 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 2000, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 2000, and has recorded a corresponding unrealized gain (loss) totaling $910,000, $(2,333,000) and $(1,228,000) for the years ended December 31, 2000, 1999, and 1998, respectively, as an increase (decrease) to Partnership equity. The Partnership recognized dividends of $830,000, $816,000 and $466,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Comprehensive Income:
         ---------------------

                  The primary impact of this statement for the Company is to recharacterize unrealized gains or losses in shareholders' equity as "other comprehensive income."

         Other Assets:
         -------------

                  Included in other assets is deferred financing costs of $35,000 and $24,000 at December 31, 2000 and 1999, respectively. Such balance is being amortized as interest expense using the straight-line basis over the life of the loan.

         Use of Estimates:
         -----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

         Recently Issued Accounting Standards:
         -------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Segment Reporting:
         ------------------

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

                  Unaudited taxable net income was $5,077,000, $4,202,000 and $2,690,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The differences between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       NOTES PAYABLE

                  On April 1, 1999, the Partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.2% depending on the Partnership's interest coverage ratio (7.162% at December 31, 2000). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium. Carrying value of the mortgage note payable approximates its fair value.

                  The partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers
         $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus .60% to 1.20% based on the Partnership's interest coverage ratio (6.24% as of December 31, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 2000 the unrealized gain on the interest rate swap, which would be deferred if liquidated prior to maturity, was approximately $70,000.

                  Interest paid during 2000, 1999 and 1998 was $604,000, $1,214,000 and $2,368,000, respectively.

8.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             Three Months Ended
                               -------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000      December 31, 2000
                               --------------     --------------     ------------------      -----------------
Revenues                       $    2,084,000     $    2,148,000      $     2,533,000        $     2,197,000
Net Income                     $    1,035,000     $    1,071,000      $     1,501,000        $     1,183,000
Net Income Per Unit            $        23.29     $        24.10      $         33.77        $         26.61


                                                             Three Months Ended
                               -------------------------------------------------------------------------------
                               March 31, 1999      June 30, 1999     September 30, 1999      December 31, 1999
                               --------------     --------------     ------------------      -----------------
Revenues                       $    2,045,000     $    2,041,000      $     2,128,000        $     2,421,000
Net Income                     $      600,000     $      927,000      $     1,052,000        $     1,352,000
Net Income Per Unit            $        13.48     $        20.88      $         23.66        $         30.43


                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2000



                                               Initial Cost
                                      -----------------------------

                                                    Building, Land    Costs Subsequent
                                                         Imp &        to construction
          Description                     Land         Equipment       (Improvements)
----------------------------------    -----------   ---------------   -----------------
    CALIFORNIA
Belmont                                 $478,000          $811,000          $211,000
Carson Street                            265,000           563,000           151,000
Palmdale                                 114,000           721,000           363,000
Pasadena Fair Oaks                       686,000         1,219,000           322,000
Sacramento Carmichael                    305,000           850,000           324,000
Sacramento Florin                        326,000         1,063,000           297,000
San Jose Capitol Quimby                  209,000           742,000           216,000
San Jose Felipe                          270,000           935,000           267,000
So. San Francisco
   Spruce (1)                            532,000         1,488,000           504,000

    FLORIDA
Miami Perrine (2)                        230,000                 -                 -
Miami 27th Avenue                        142,000           878,000           351,000
Miami 29th                               270,000           520,000           227,000

    GEORGIA
Atlanta Montreal Road                    397,000           888,000           296,000
Atlanta Mountain
   Industrial Blvd.                      271,000           725,000           366,000
Marietta-Cobb Parkway                    219,000           914,000           334,000
                                      -----------   ---------------   -----------------
                                      $4,714,000       $12,317,000        $4,229,000
                                      ===========   ===============   =================

                                                    Gross Carrying Amount
                                                    at December 31, 2000
                                       ----------------------------------------------

                                                     Building, Land
                                                          Imp &                            Accumulated         Date
          Description                      Land         Equipment           Total          Depreciation      Completed
----------------------------------     -----------   ---------------     ------------      ------------    -------------
    CALIFORNIA
Belmont                                  $478,000        $1,022,000       $1,500,000          $818,000         12/79
Carson Street                             265,000           714,000          979,000           549,000         01/80
Palmdale                                  114,000         1,084,000        1,198,000           827,000         01/80
Pasadena Fair Oaks                        686,000         1,541,000        2,227,000         1,207,000         03/80
Sacramento Carmichael                     305,000         1,174,000        1,479,000           908,000         07/80
Sacramento Florin                         326,000         1,360,000        1,686,000         1,055,000         06/80
San Jose Capitol Quimby                   209,000           958,000        1,167,000           735,000         07/80
San Jose Felipe                           270,000         1,202,000        1,472,000           899,000         12/80
So. San Francisco
   Spruce (1)                             532,000         1,992,000        2,524,000         1,477,000         11/80

    FLORIDA
Miami Perrine (2)                         230,000                 -          230,000                 -         01/80
Miami 27th Avenue                         142,000         1,229,000        1,371,000           955,000         05/80
Miami 29th                                270,000           747,000        1,017,000           604,000         10/79

    GEORGIA
Atlanta Montreal Road                     397,000         1,184,000        1,581,000           887,000         06/80
Atlanta Mountain
   Industrial Blvd.                       271,000         1,091,000        1,362,000           794,000         09/80
Marietta-Cobb Parkway                     219,000         1,248,000        1,467,000           946,000         10/79
                                       -----------   ---------------     ------------      ------------
                                       $4,714,000       $16,546,000      $21,260,000       $12,661,000
                                       ===========   ===============     ============      ============

(1)      A portion of the property has been developed as a business park.

(2) In 1993, the buildings and improvements at the Miami/Perrine property that were destroyed by Hurricane Andrew were written off. In 1996, the Partnership sold approximately 61% of the Miami/Perrine property.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                            2000                   1999                   1998
                                                      -----------------      -----------------      -----------------

Investment in Real estate
   Balance at the beginning of the year               $      20,858,000      $      20,530,000      $      19,976,000
   Additions through cash expenditures                          402,000                328,000                554,000
                                                      -----------------      -----------------      -----------------
Balance at the end of the year                        $      21,260,000      $      20,858,000      $      20,530,000
                                                      =================      =================      =================

Accumulated Depreciation
   Balance at the beginning of the year               $      11,707,000      $      10,751,000      $       9,876,000
   Additions charged  to costs and expenses                     954,000                956,000                875,000
                                                      -----------------      -----------------      -----------------
Balance at the end of the year                        $      12,661,000      $      11,707,000      $      10,751,000
                                                      =================      =================      =================

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $15,921,000 (unaudited).