Form 10-Q
period 2001-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2001-05-11
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


             California                                              95-3292068
-----------------------------------                                  ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

      701 Western Avenue
          Glendale, California                                            91201
----------------------------------------                                  -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2001
     and December 31, 2000                                                    2

Condensed statements of income for the three
     months ended March 31, 2001 and 2000                                     3

Condensed statement of partners' equity for the
     three months ended March 31, 2001                                        4

Condensed statements of cash flows for the
     three months ended March 31, 2001 and 2000                               5

Notes to condensed financial statements                                     6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-9

PART II.  OTHER INFORMATION                                                  10

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  March 31,           December 31,
                                                                                    2001                  2000
                                                                              -----------------    -----------------
                                                                                (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                      $       397,000      $       410,000
Marketable securities of affiliate (cost of $8,181,000)                             14,430,000           13,357,000
Rent and other receivables                                                             145,000              136,000

Real estate facilities, at cost:
     Buildings and equipment                                                        16,557,000           16,546,000
     Land                                                                            4,714,000            4,714,000
                                                                              -----------------    -----------------
                                                                                    21,271,000           21,260,000

     Less accumulated depreciation                                                 (12,912,000)         (12,661,000)
                                                                              -----------------    -----------------
                                                                                     8,359,000            8,599,000

Other assets                                                                           100,000               95,000
                                                                              -----------------    -----------------

Total assets                                                                   $    23,431,000      $    22,597,000
                                                                              =================    =================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                               $       205,000      $       176,000
Deferred revenue                                                                       262,000              232,000
Note payable to commercial bank                                                      6,025,000            7,600,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                            7,937,000            6,989,000
     General partners' equity                                                        2,753,000            2,424,000
     Other comprehensive income                                                      6,249,000            5,176,000
                                                                              -----------------    -----------------

     Total partners' equity                                                         16,939,000           14,589,000
                                                                              -----------------    -----------------

Total liabilities and partners' equity                                         $    23,431,000      $    22,597,000
                                                                              =================    =================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                 -----------------------------------------
                                                                        2001                   2000
                                                                 ------------------     ------------------
REVENUES:

Rental income                                                     $      2,145,000       $      1,956,000
Dividends from marketable securities of affiliate                          128,000                126,000
Other income                                                                 2,000                  2,000
                                                                 ------------------     ------------------

                                                                         2,275,000              2,084,000
                                                                 ------------------     ------------------

COSTS AND EXPENSES:

Cost of operations                                                         477,000                469,000
Management fees paid to affiliates                                         128,000                117,000
Depreciation and amortization                                              254,000                240,000
Administrative                                                              32,000                 24,000
Interest expense                                                           107,000                199,000
                                                                 ------------------     ------------------

                                                                           998,000              1,049,000
                                                                 ------------------     ------------------

NET INCOME                                                        $      1,277,000       $      1,035,000
                                                                 ==================     ==================

Limited partners' share of net income ($28.73 per
   unit in 2001 and $23.29 per unit in 2000)                      $      1,264,000       $      1,025,000

General partners' share of net income                                       13,000                 10,000
                                                                 ------------------     ------------------

                                                                  $      1,277,000       $      1,035,000
                                                                 ==================     ==================

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners           Partners            Income              Equity
                                             ------------------ ------------------ ------------------ ------------------

Balance at December 31, 2000                  $      6,989,000   $      2,424,000   $      5,176,000   $     14,589,000

Change in unrealized gain of marketable equity
   securities                                                -                  -          1,073,000          1,073,000

Net income                                           1,264,000             13,000                  -          1,277,000

Equity transfer                                       (316,000)           316,000                  -                  -
                                             ------------------ ------------------ ------------------ ------------------

Balance at March 31, 2001                     $      7,937,000   $      2,753,000   $      6,249,000   $     16,939,000
                                             ================== ================== ================== ==================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                              -------------------------------------
                                                                                    2001                 2000
                                                                              ----------------     ----------------
Cash flows from operating activities:

     Net income                                                                $    1,277,000       $    1,035,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 251,000              236,000
         Increase in rent and other receivables                                        (9,000)             (10,000)
         Amortization of prepaid loan fees                                              3,000                4,000
         Increase in other assets                                                      (8,000)              (2,000)
         Increase in accounts payable                                                  29,000               16,000
         Increase in deferred revenue                                                  30,000                4,000
                                                                              ----------------     ----------------

              Total adjustments                                                       296,000              248,000
                                                                              ----------------     ----------------

              Net cash provided by operating activities                             1,573,000            1,283,000
                                                                              ----------------     ----------------

Cash flow from investing activities:

     Additions to real estate facilities                                              (11,000)             (13,000)
                                                                              ----------------     ----------------

              Net cash used in investing activities                                   (11,000)             (13,000)
                                                                              ----------------     ----------------

Cash flow from financing activities:

     Principal payments on note to commercial bank                                 (1,575,000)          (1,250,000)
                                                                              ----------------     ----------------

              Net cash used in financing activities                                (1,575,000)          (1,250,000)
                                                                              ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                                  (13,000)              20,000

Cash and cash equivalents at beginning of period                                      410,000              302,000
                                                                              ----------------     ----------------

Cash and cash equivalents at end of period                                     $      397,000       $      322,000
                                                                              ================     ================

Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                     $            -       $      347,000
                                                                              ================     ================
     Rent and other receivables                                                $            -       $     (347,000)
                                                                              ================     ================

Increase (decrease) in fair market value of marketable securities
     Marketable securities                                                     $    1,073,000       $     (907,000)
                                                                              ================     ================
     Other comprehensive income                                                $    1,073,000       $     (907,000)
                                                                              ================     ================

                            See accompanying notes.
                                       5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2000.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 2001 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2001, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 2001.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio (5.65% at March 31, 2001). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% as of March 31, 2001). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2001, the unrealized loss on the interest rate swap, if required to be liquidated, was less than $25,000.

6. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------

         Three months ended March 31, 2001 compared to three months ended March 31, 2000:

         Our net income for the three months ended March 31, 2001 was $1,277,000 compared to $1,035,000 for the three months ended March 31, 2000, representing an increase of $242,000 or 23%. The increase was primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the three months ended March 31, 2001 was $2,145,000 compared to $1,956,000 for the three months ended March 31, 2000, representing an increase of $189,000 or 10%. The increase is attributable to higher rental rates. Annual realized rent at the mini-warehouse facilities for the three months ended March 31, 2001 increased to $12.10 per occupied square foot from $10.91 per occupied square foot for the three months ended March 31, 2000, a 10.9% increase. Weighted average occupancy levels at the mini-warehouse facility were 92% and 93% for each of the three months ended March 31, 2001 and 2000, respectively. Annual realized rent at our business park facility for the three months ended March 31, 2001 increased to $21.37 per occupied square foot from $16.65 per occupied square foot for the three months ended March 31, 2000, a 28.3% increase. Weighted average occupancy levels at the business park facility were 97% and 100% for the three months ended March 31, 2001 and 2000, respectively.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 2001 was $605,000 compared to $586,000 for the three months ended March 31, 2000, representing an increase of $19,000 or 3%.

         Interest expense was $107,000 in the three months ended March 31, 2001 from $199,000 in the same period in 2000, a $92,000 or 46% decrease. The decrease is attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($1,573,000 for the three months ended March 31, 2001) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 2001, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $14,430,000 (cost basis of $8,181,000 at March 31, 2001). We recognized $128,000 in dividends for the three months ended March 31, 2001.

         On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio (5.65% at March 31, 2001). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $15,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% at March 31, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2001, the unrealized loss on the interest rate swap, if required to be liquidated, was less than $25,000.

                           PART II. OTHER INFORMATION


Items 1 through 5 are inapplicable.

Item 6   Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) The following exhibit is included herein:

             None

         (b) Form 8-K

             None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DATED: May 10, 2001

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