Form 10-Q
period 2001-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2001-08-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

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

                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2001
     and December 31, 2000                                                     2

Condensed statements of income for the three and
     six months ended June 30, 2001 and 2000                                   3

Condensed statement of partners' equity for the
     six months ended June 30, 2001                                            4

Condensed statements of cash flows for the
     six months ended June 30, 2001 and 2000                                   5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                           8-9

PART II.  OTHER INFORMATION                                                   10

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                               ----------------     ----------------
                                                                                 (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                      $       389,000      $       410,000
Marketable securities of affiliate (cost of $8,181,000)                             16,238,000           13,357,000
Rent and other receivables                                                             219,000              136,000

Real estate facilities, at cost:
     Buildings and equipment                                                        16,690,000           16,546,000
     Land                                                                            4,714,000            4,714,000
                                                                               ----------------     ----------------
                                                                                    21,404,000           21,260,000

     Less accumulated depreciation                                                 (13,159,000)         (12,661,000)
                                                                               ----------------     ----------------
                                                                                     8,245,000            8,599,000

Other assets                                                                            90,000               95,000
                                                                               ----------------     ----------------

Total assets                                                                   $    25,181,000      $    22,597,000
                                                                               ================     ================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                               $       322,000      $       176,000
Deferred revenue                                                                       234,000              232,000
Note payable to commercial bank                                                      4,500,000            7,600,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                            8,961,000            6,989,000
     General partners' equity                                                        3,107,000            2,424,000
     Other comprehensive income                                                      8,057,000            5,176,000
                                                                               ----------------     ----------------

     Total partners' equity                                                         20,125,000           14,589,000
                                                                               ----------------     ----------------

Total liabilities and partners' equity                                         $    25,181,000      $    22,597,000
                                                                               ================     ================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                         -------------------------------    -------------------------------
                                                             2001              2000             2001              2000
                                                         -------------     -------------    -------------     -------------
  REVENUES:

  Rental income                                          $   2,202,000     $   2,018,000    $   4,347,000     $   3,974,000
  Dividends from marketable securities of affiliate            128,000           128,000          256,000           254,000
  Other income                                                   2,000             2,000            4,000             4,000
                                                         -------------     -------------    -------------     -------------

                                                             2,332,000         2,148,000        4,607,000         4,232,000
                                                         -------------     -------------    -------------     -------------

  COSTS AND EXPENSES:

  Cost of operations                                           470,000           521,000          947,000           990,000
  Management fees paid to affiliates                           131,000           120,000          259,000           237,000
  Depreciation and amortization                                244,000           241,000          498,000           481,000
  Administrative                                                17,000            29,000           49,000            53,000
  Interest expense                                              92,000           166,000          199,000           365,000
                                                         -------------     -------------    -------------     -------------

                                                               954,000         1,077,000        1,952,000         2,126,000
                                                         -------------     -------------    -------------     -------------


  NET INCOME                                             $   1,378,000     $   1,071,000    $   2,655,000     $   2,106,000
                                                         =============     =============    =============     =============

  Limited partners' share of net income ($59.75 per
    unit in 2001 and $47.39 per unit in 2000)                                               $   2,629,000     $   2,085,000


  General partners' share of net income                                                            26,000            21,000
                                                                                            -------------     -------------
                                                                                            $   2,655,000     $  2,106,000
                                                                                            =============     =============

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                  Limited            General         Comprehensive      Total Partners'
                                                  Partners           Partners            Income             Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2000                  $      6,989,000   $      2,424,000   $      5,176,000   $     14,589,000

Change in unrealized gain of marketable equity
   securities                                                -                  -          2,881,000          2,881,000

Net income                                           2,629,000             26,000                  -          2,655,000

Equity transfer                                       (657,000)           657,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------

Balance at June 30, 2001                      $      8,961,000   $      3,107,000   $      8,057,000   $     20,125,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                    2001                 2000
                                                                               ---------------      ---------------
Cash flows from operating activities:
     Net income                                                                $    2,655,000       $    2,106,000

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                 498,000              475,000
         Increase in rent and other receivables                                       (83,000)             (25,000)
         Amortization of prepaid loan fees                                              5,000                6,000
         Increase in accounts payable                                                 146,000               89,000
         Increase (decrease) in deferred revenue                                        2,000              (10,000)
                                                                               ---------------      ---------------
              Total adjustments                                                       568,000              535,000
                                                                               ---------------      ---------------
              Net cash provided by operating activities                             3,223,000            2,641,000
                                                                               ---------------      ---------------
Cash flow from investing activities:
     Additions to real estate facilities                                             (144,000)            (117,000)
                                                                               ---------------      ---------------
              Net cash used in investing activities                                  (144,000)            (117,000)
                                                                               ---------------      ---------------
Cash flow from financing activities:
     Principal payments on note to commercial bank                                 (3,100,000)          (2,420,000)
                                                                               ---------------      ---------------
              Net cash used in financing activities                                (3,100,000)          (2,420,000)
                                                                               ---------------      ---------------
Net (decrease) increase in cash and cash equivalents                                  (21,000)             104,000

Cash and cash equivalents at beginning of period                                      410,000              302,000
                                                                               ---------------      ---------------
Cash and cash equivalents at end of period                                     $      389,000       $      406,000
                                                                               ===============      ===============
Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                     $            -       $      347,000
                                                                               ===============      ===============
     Rent and other receivables                                                $            -       $     (347,000)
                                                                               ===============      ===============
Increase in fair market value of marketable securities:
     Marketable securities                                                     $    2,881,000       $      413,000
                                                                               ===============      ===============
     Other comprehensive income                                                $    2,881,000       $      413,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2001 the results of its operations for the six months ended June 30, 2001 and 2000 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 2001 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2001, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 29, 2001.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio (4.40% at June 30, 2001). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% as of June 30, 2001). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2001, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $70,000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999:

         Our net income for the six months ended June 30, 2001 was $2,655,000 compared to $2,106,000 for the six months ended June 30, 2000, representing an increase of $549,000 or 26%. Our net income for the three months ended June 30, 2001 was $1,378,000 compared to $1,071,000 for the three months ended June 30, 2000, representing an increase of $307,000 or 29%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the six months ended June 30, 2001 was $4,347,000 compared to $3,974,000 for the six months ended June 30, 2000, representing an increase of $373,000 or 9%. Rental income for the three months ended June 30, 2001 was $2,202,000 compared to $2,018,000 for the three months ended June 30, 2000, representing an increase of $184,000 or 9%. These increases are primarily attributable to higher rental rates. Weighted average occupancy levels at the mini-warehouse facility were 92% and 94% for the six months ended June 30, 2001 and 2000, respectively. Annual realized rent at the mini-warehouse facilities for the six months ended June 30, 2001 increased to $12.20 per occupied square foot from $11.02 per occupied square foot for the six months ended June 30, 2000. Weighted average occupancy levels at the business park facility were 98% and 99% for the six months ended June 30, 2001 and 2000, respectively. Annual realized rent at our business park facility for the six months ended June 30,

2001 increased to $21.78 per occupied square foot from $16.88 per occupied square foot for the six months ended June 30, 2000.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 2001 was $1,206,000 compared to $1,227,000 for the six months ended June 30, 2000, representing an decrease of $21,000 or 2%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 2001 was $601,000 compared to $641,000 for the three months ended June 30, 2000, representing an decrease of $40,000 or 6%. This decrease is mainly attributable to decreases in payroll expenses.

         Interest expense was $199,000 in the six months ended June 30, 2001 from $365,000 in the same period in 2000, a $166,000 or 45% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($3,223,000 for the six months ended June 30, 2001) have been sufficient to meet all current obligations of the Partnership.

         At June 30, 2001, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $16,238,000 (cost basis of $8,181,000 at June 30, 2001). We recognized $256,000 in dividends for the six months ended June 30, 2001.

         On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") .125% plus 0.60% to 1.20% depending on our interest coverage ratio (4.40% at June 30, 2001). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% at June 30, 2001). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2001, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $70,000.

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




                                         DATED: August 13, 2001

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