Form 10-Q
period 2001-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2001-11-13
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

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

                                      INDEX


                                                                            Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 2001
     and December 31, 2000                                                     2

Condensed statements of income for the three and
     nine months ended September 30, 2001 and 2000                             3

Condensed statement of partners' equity for the
     nine months ended September 30, 2001                                      4

Condensed statements of cash flows for the
     nine months ended September 30, 2001 and 2000                             5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-10

PART II.  OTHER INFORMATION                                                   11

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 September 30,        December 31,
                                                                                     2001                 2000
                                                                               ----------------     ----------------
                                                                                 (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                      $       518,000      $       410,000
Marketable securities of affiliate (cost of $8,181,000)                             18,269,000           13,357,000
Rent and other receivables                                                             513,000              136,000

Real estate facilities, at cost:
     Buildings and equipment                                                        16,757,000           16,546,000
     Land                                                                            4,714,000            4,714,000
                                                                              ----------------     ----------------
                                                                                    21,471,000           21,260,000

     Less accumulated depreciation                                                 (13,399,000)         (12,661,000)
                                                                              ----------------     ----------------
                                                                                     8,072,000            8,599,000

Other assets                                                                            81,000               95,000
                                                                              ----------------     ----------------
Total assets                                                                   $    27,453,000      $    22,597,000
                                                                              ================     ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                               $       527,000      $       176,000
Deferred revenue                                                                       184,000              232,000
Note payable to commercial bank                                                      2,900,000            7,600,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                           10,212,000            6,989,000
     General partners' equity                                                        3,542,000            2,424,000
     Other comprehensive income                                                     10,088,000            5,176,000
                                                                              ----------------     ----------------
     Total partners' equity                                                         23,842,000           14,589,000
                                                                              ----------------     ----------------
Total liabilities and partners' equity                                         $    27,453,000      $    22,597,000
                                                                              ================     ================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                         --------------------------------   --------------------------------
                                                              2001              2000             2001              2000
                                                         --------------    --------------   --------------    --------------
  REVENUES:

  Rental income                                          $   2,231,000     $  2,084,000     $   6,578,000     $  6,058,000
  Dividends from marketable securities of affiliate            437,000           448,000          693,000           702,000
  Other income                                                   9,000             1,000           13,000             5,000
                                                         --------------    --------------   --------------    --------------
                                                             2,677,000         2,533,000        7,284,000         6,765,000
                                                         --------------    --------------   --------------    --------------
  COSTS AND EXPENSES:

  Cost of operations                                           525,000           498,000        1,472,000         1,488,000
  Management fees paid to affiliates                           133,000           124,000          392,000           361,000
  Depreciation and amortization                                240,000           241,000          738,000           722,000
  Administrative                                                25,000            15,000           74,000            68,000
  Interest expense                                              68,000           154,000          267,000           519,000
                                                         --------------    --------------   --------------    --------------
                                                               991,000         1,032,000        2,943,000         3,158,000
                                                         --------------    --------------   --------------    --------------

  NET INCOME                                             $   1,686,000     $  1,501,000     $   4,341,000     $  3,607,000
                                                         ==============    ==============   ==============    ==============
  Limited partners' share of net income ($97.68
   per unit in 2001 and $81.16 per unit in 2000)                                            $   4,298,000     $  3,571,000

  General partners' share of net income                                                            43,000            36,000
                                                                                            --------------    --------------
                                                                                            $   4,341,000     $  3,607,000
                                                                                            ==============    ==============

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                  Limited            General         Comprehensive      Total Partners'
                                                  Partners           Partners            Income             Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2000                  $      6,989,000   $      2,424,000   $      5,176,000   $     14,589,000

Change in unrealized gain of marketable equity
   securities                                                -                  -          4,912,000          4,912,000

Net income                                           4,298,000             43,000                  -          4,341,000

Equity transfer                                     (1,075,000)         1,075,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at September 30, 2001                 $     10,212,000   $      3,542,000   $     10,088,000   $     23,842,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                    2001                 2000
                                                                               ---------------      ---------------
Cash flows from operating activities:
     Net income                                                                $    4,341,000       $    3,607,000

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                 738,000              713,000
         Increase in rent and other receivables                                      (377,000)            (231,000)
         Amortization of prepaid loan fees                                              8,000                9,000
         Decrease in other assets                                                       6,000                    -
         Increase in accounts payable                                                 351,000              263,000
         Decrease in deferred revenue                                                 (48,000)             (17,000)
                                                                               ---------------      ---------------
              Total adjustments                                                       678,000              737,000
                                                                               ---------------      ---------------
              Net cash provided by operating activities                             5,019,000            4,344,000
                                                                               ---------------      ---------------
Cash flow from investing activities:
     Additions to real estate facilities                                             (211,000)            (211,000)
                                                                               ---------------      ---------------
              Net cash used in investing activities                                  (211,000)            (211,000)
                                                                               ---------------      ---------------
Cash flow from financing activities:
     Principal payments on note to commercial bank                                 (4,700,000)          (3,925,000)
                                                                               ---------------      ---------------
              Net cash used in financing activities                                (4,700,000)          (3,925,000)
                                                                               ---------------      ---------------
Net increase in cash and cash equivalents                                             108,000              208,000

Cash and cash equivalents at beginning of period                                      410,000              302,000
                                                                               ---------------      ---------------
Cash and cash equivalents at end of period                                     $      518,000       $      510,000
                                                                               ===============      ===============
Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                     $            -       $      347,000
                                                                               ===============      ===============
     Rent and other receivables                                                $            -       $     (347,000)
                                                                               ===============      ===============

Increase in fair market value of marketable securities:
     Marketable securities                                                     $    4,912,000       $      721,000
                                                                               ===============      ===============
     Other comprehensive income                                                $    4,912,000       $      721,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 2001 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at September 30, 2001, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 28, 2001. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio (3.35% at September 30, 2001). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% as of September 30, 2001). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 2001, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $75,000.

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

7. During the third quarter of 2001, the property manager changed its lease agreements in regards to collecting rent. New tenants are now required to pay rent in arrears as opposed to paying in advance. Primarily as a result of this change, rent and other receivables increased $377,000 and deferred revenue decreased $48,000 from December 31, 2000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the nine months ended September 30, 2001 was $4,341,000 compared to $3,607,000 for the nine months ended September 30, 2000, representing an increase of $734,000 or 20%. Our net income for the three months ended September 30, 2001 was $1,686,000 compared to $1,501,000 for the three months ended September 30, 2000, representing an increase of $185,000 or 12%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the nine months ended September 30, 2001 was $6,578,000 compared to $6,058,000 for the nine months ended September 30, 2000, representing an increase of $520,000 or 9%. Rental income for the three months ended September 30, 2001 was $2,231,000 compared to $2,084,000 for the three months ended September 30, 2000, representing an increase of $147,000 or 7%. These increases are attributable to higher rental rates. Weighted average occupancy levels at the mini-warehouse facilities were 92% and 94% for the nine months ended September 30, 2001 and 2000, respectively. Annual realized rent at the mini-warehouse facilities for the nine months ended September 30, 2001 increased to $12.31 per occupied square foot from $11.17 per occupied square foot for the nine months ended September 30, 2000. Weighted average occupancy levels at the business park facility were 98% for each of the nine months ended September 30, 2001 and 2000, respectively. Annual realized rent at our business park facility for the nine months ended September 30, 2001 increased to $22.22 per occupied square foot from $17.40 per occupied square foot for the nine months ended September 30, 2000.

         Cost of operations (including management fees paid to an affiliate) for the nine months ended September 30, 2001 was $1,864,000 compared to $1,849,000 for the nine months ended September 30, 2000, representing an increase of $15,000 or 1%. Cost of operations (including management fees paid to an affiliate) for the three months ended September 30, 2001 was $658,000 compared to $622,000 for the three months ended September 30, 2000, representing an increase of $36,000 or 6%. This increase is mainly attributable to increases in advertising and promotion expense.

         Interest expense was $267,000 in the nine months ended September 30, 2001 from $519,000 in the same period in 2000, a $252,000 or 49% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($5,019,000 for the nine months ended September 30, 2001) have been sufficient to meet all current obligations of the Partnership.

         At September 30, 2001, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $18,268,000 (cost basis of $8,181,000 at September 30, 2001). We recognized $693,000 in dividends for the nine months ended September 30, 2001.

         On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") .125% plus 0.60% to 1.20% depending on our interest coverage ratio (3.35% at September 30, 2001). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio (6.24% at September 30, 2001). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 2001, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $75,000.

         During the third quarter of 2001, the property manager changed its lease agreements in regards to collecting rent. New tenants are now required to pay rent in arrears as opposed to paying in advance. Primarily as a result of this change, rent and other receivables increased $377,000 and deferred revenue decreased $48,000 from December 31, 2000.

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




                                         DATED: November 13, 2001

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