Form 10-K405
period 2001-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2002-03-29
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                              ------------------  ------------------

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

Investments in Facilities
-------------------------

         At December 31, 2001, the Partnership owned 15 properties including one business park. Nine of the properties are located in California, three in Florida and three in Georgia. One of the mini-warehouses, the Miami/Perrine, Florida facility, was destroyed by Hurricane Andrew in August 1992, and will not be reconstructed (see Item 2). One property, located in California, was sold in May 1982.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     o Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system,
         (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 200,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 92% and 94% in 2001 and 2000, respectively. Annual realized rents per occupied square foot increased 11% from $11.24 in 2000 to $12.48 in 2001.

     o Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     o Professional property operation. There are approximately 4,400 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

Other Business Activities
-------------------------

         A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the re-insurance.

         A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

Employees
---------

         There are 48 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

         Public Storage is general partner and owns approximately 37.5% of our outstanding limited partnership units. In addition, PS Orangeco Partnerships, Inc., owns 16.9% of our outstanding limited partnership units. (See Item 12 for more information regarding beneficial ownership.) As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     o   lack of demand for rental spaces or units in a locale;

     o   changes in general economic or local conditions;

     o changes in supply of or demand for similar or competing facilities in an area;

     o   the impact of environmental protection laws;

     o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     o   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. Most of the properties the Partnership has an interest in are self-storage facilities. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in certain market areas in which we operate.

         We may incur significant environmental costs and liabilities. As an owner of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

         We have conducted preliminary environmental assessments on most of the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

ITEM 2.  Properties

         The following table sets forth information as of December 31, 2001 about properties owned by the Partnership:

                                    Size of       Net Rentable      Numbers of
            Location                Parcel            Area            Spaces       Date of Purchase     Completion Date
--------------------------------  ------------  ---------------    ------------   ------------------   -----------------
CALIFORNIA
Belmont                            2.74 acres    46,000 sq. ft         451           May 14, 1979         Dec. 1979

Carson
   Carson Street                   2.30 acres    43,000 sq. ft         389           Oct. 9, 1979         Jan. 1980

Palmdale                           3.48 acres    56,000 sq. ft.        461           July 31, 1979        Jan. 1980

Pasadena
   Fair Oaks                       2.17 acres    71,000 sq. ft         814           Aug. 24, 1979        Mar. 1980

Sacramento
   Carmichael                      3.12 acres    45,000 sq. ft         453           Dec. 7, 1979         July 1980

                                       6

                                    Size of       Net Rentable      Numbers of                         Completion Date
            Location                Parcel            Area            Spaces       Date of Purchase
--------------------------------  ------------  ---------------    ------------   ------------------   -----------------
CALIFORNIA
Sacramento
   Florin                          3.99 acres    70,000 sq. ft         577           Mar. 30, 1979        June 1980

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

FLORIDA
Miami
   Perrine                         1.71 acres          -                 -           May 31, 1979         Jan. 1980

Miami
   27th Ave.                       3.07 acres    63,000 sq. ft.        624           Oct. 11, 1979        May 1980

Miami
   29th                            1.82 acres    35,000 sq. ft.        322            May 1, 1979         Oct. 1979

GEORGIA
Atlanta
   Montreal Road                   3.14 acres    57,000 sq. ft.        462           July 9, 1979         June 1980

Atlanta
   Mountain Industrial Blvd.       3.10 acres    51,000 sq. ft.        458           Oct. 30, 1979       Sept. 1980

Marietta-
   Cobb Parkway                    3.61 acres    68,000 sq. ft.        567           Apr. 20, 1979        Oct. 1979

         The weighted average occupancy levels for the mini-warehouse facilities was 94% and 92% in 2000 and 2001, respectively.

                  In August 1992, the buildings at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. The Partnership received insurance proceeds totaling $2,881,000, which included an amount for the replacement cost of the destroyed buildings as well as for business interruption. In 1993, the General Partners decided that it would be more beneficial to the Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location and therefore, decided not to reconstruct the buildings. Accordingly, in 1993 the Partnership reduced real estate facilities by the net book value of the destroyed buildings, resulting in a gain of $1,369,000. In December 1995, the Partnership entered into an option agreement with a buyer to sell the land for $850,000. In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land. In May 2000, the buyer disclaimed its rights under the option agreement to acquire the remaining land. The remaining land has since been listed for sale.

         The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in
Item 14(a).

ITEM 3.  Legal Proceedings

         No material legal proceeding is pending against the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2001, there were approximately 1,102 record holders of Units.

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

ITEM 6.  Selected financial data

For the Year
Ended December 31,                            2001               2000               1999               1998               1997
--------------------------------------   --------------     --------------     --------------     --------------     --------------

Revenues                                 $    9,820,000     $    8,962,000     $    8,635,000     $    8,188,000    $    7,606,000

Depreciation and
   amortization                                 978,000            954,000            956,000            875,000           830,000

Interest expense                                381,000            643,000          1,324,000          2,450,000         2,504,000

Net income                                    5,831,000          4,790,000          3,931,000          2,461,000         2,010,000

Limited partners' share                       5,773,000          4,742,000          3,892,000          2,437,000         1,990,000

General partners' share                          58,000             48,000             39,000             24,000            20,000

Limited partners' per unit data (1)
     Net income                                $131.20            $107.77             $88.45             $55.39            $45.23

--------------------------------------

Cash and cash equivalents                $      449,000     $      410,000     $      302,000     $    4,904,000    $    2,963,000

Total assets                             $   27,192,000     $   22,597,000     $   22,118,000     $   29,390,000    $   28,600,000

Mortgage note payable                    $            -     $            -     $            -     $   21,742,000    $   22,272,000

Note Payable to commercial bank          $    1,550,000     $    7,600,000     $   12,825,000     $            -    $            -


(1) Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors", and include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

Critical Accounting Policy - Impairment of Long Lived Assets
------------------------------------------------------------

         Substantially all of the Partnership's assets consist of investments in real estate assets. We annually evaluate our real estate investments for impairment. This evaluation includes identifying indicators of impairment. When indicators of impairment are present and the undiscounted future cash flows of the assets are less than the carrying amount, an impairment charge is recorded. The Partnership has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses the procedures to be followed in evaluating and recording impairment losses with respect to long-lived assets. The Partnership will adopt this Statement in its fiscal year ended December 31, 2002, and expects that there will be no material impact from these statements with respect to impairment losses.

         However, future events could cause us to conclude that our real estate investments are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Partnership's net income was $5,831,000 in 2001 compared to $4,790,000 in 2000, representing an increase of $1,041,000. The increase is primarily attributable to an increase in property net operating income at the Partnership's mini-warehouse facilities, an increase in the dividends from marketable securities of affiliate and a decrease in interest expense.

         During 2001, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $5,309,000 in 2001 compared to $4,690,000 in 2000, representing an increase of $619,000 or 13%. This increase is attributable to an increase in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility offset by increases in cost of operations and depreciation expense.

         Rental income was $8,823,000 in 2001 compared to $8,124,000 in 2000, representing an increase of $699,000 or 9%. The increase is attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. The weighted average occupancy levels for the mini-warehouse and business park facilities were 92% and 96%, respectively, in 2001 compared to 94% and 98%, respectively, in 2000. The annual realized rent per occupied square foot for the mini-warehouse and business park facilities was $12.48 and $22.55, respectively, in 2001 compared to $11.24 and $17.84, respectively, in 2000.

         Dividend income from marketable securities of affiliate increased $114,000 in 2001 compared to 2000. This increase is primarily due to increased dividends on the marketable securities of affiliate on shares owned in 2001 compared to 2000.

         Cost of operations (including management fees paid to affiliates) increased $56,000 or 2% to $2,536,000 in 2001 from $2,480,000 in 2000. This increase is attributable to increases in management fees and advertising expenses.

         Interest expense was $381,000 and $643,000 in 2001 and 2000, respectively, representing a decrease of $262,000 or 41%. The decrease results from a lower average outstanding loan balance in 2001 compared to 2000.

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

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities ($6,429,000 for the year ended December 31, 2001) have been sufficient to meet all current obligations of the Partnership. During 2002, the Partnership anticipates approximately $236,000 of capital improvements compared to $340,000 in 2001 and $402,000 in 2000. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

         At December 31, 2001, the Partnership held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A (marketable securities) with a fair value totaling $18,285,000 (cost of $8,181,000 at December 31, 2001) in Public Storage, Inc. The Partnership recognized $944,000 in dividends during 2001.

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

         Distributions to the limited and general partners for the years 1978-1991 aggregated $54,915,000 including $24,356,000 distributed to the partners in 1989 in connection with a financing of the properties. Quarterly distributions were reduced in 1990 and discontinued in 1991, to enable the Partnership to increase its cash reserves for debt principal payments. The Partnership expects to commence distributions to partners in the second quarter of 2002 after the Partnership's debt is retired.

         During the third quarter of 1987, the limited partners recovered all of their initial investment thereby increasing the General Partners' share of cash distributions from 8% to 25% (see Item 13).

         On April 1, 1999, the partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (2.50% at December 31, 2001). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. During December 2001, the Partnership terminated this agreement at a cost of approximately $75,000 which is included in interest expense.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. During December 2001, the Partnership terminated its interest swap agreement. As of December 31, 2001, the Partnership had $1,550,000 of outstanding debt maturing in April 2003.

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

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks owned by the Joint Venture were managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Joint Venture transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

          Name                              Positions with PSI
--------------------------   -------------------------------------------------
B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
Marvin M. Lotz               Senior Vice President and Director
B. Wayne Hughes, Jr.         Vice President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Carl B. Phelps               Senior Vice President and General Counsel
Bahman Abtahi                Senior Vice President
W. David Ristig              Senior Vice President
Anthony Grillo               Senior Vice President
A. Timothy Scott             Senior Vice President and Tax Counsel
David P. Singelyn            Vice President and Treasurer
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Thomas J. Barrack Jr.        Director
Uri P. Harkham               Director
Daniel C. Staton             Director

         B. Wayne Hughes, age 68, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 65, has been employed by PSI for 24 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 59, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 42 became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities and is also the president of a firm that manufactures and distributes sweets. He is the son of
B. Wayne Hughes.

         John Reyes, age 41, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 63, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development until April 2001 when he became General Counsel. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 58, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi had responsibility for all of Public Storage's construction and maintenance activities until April 2001 when he was made responsible for special projects. Prior to joining the Company, he was a management consultant.

         W. David Ristig, age 53, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig is responsible for the Company's land acquisition and construction program. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         Anthony Grillo, age 46, became a Senior Vice President of the Company in November 2001. Mr. Grillo has been employed by the Company or a predecessor since 1981, and is currently Executive Vice President of the Property Management Division. Previously, Mr. Grillo held various other management positions in the Company's property management operations.

         A. Timothy Scott, age 50, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 40, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Robert J. Abernethy, age 62, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 66, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 68, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 54, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 53, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 49, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

         Pursuant to Articles 16 and 17 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 2-92009, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

         Each director of PSI serves until he resigns or is removed from office by PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed from office at any time with or without cause.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) At March 15, 2002, the following beneficially owned more than 5% of the Units:

          Title                           Name and Address                        Beneficial            Percent
        of Class                         of Beneficial Owner                      Ownership             of Class
----------------------     ---------------------------------------------      ------------------        --------
Units of Limited           Public Storage, Inc.                                16,500 Units (1)          37.5%
Partnership Interest       701 Western Avenue
                           Glendale, California 91201
Units of Limited           B. Wayne Hughes, Tamara Hughes Gustavson, PS        11,825 Units (2)          26.9%
Partnership Interest       Orangeco Partnerships, Inc.
                           701 Western Avenue
                           Glendale, California 91201

(1) Includes (i) 16,369 Units owned by PSI as to which PSI has sole voting and dispositive power, and (ii) 131 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 4,852 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 131 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 131 Units, and (iii) 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own 51% of the voting stock and PSI the remaining 49%.

         (b) The Partnership has no officers and directors. The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 27 Units (0.06% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 12,299 Units, representing 28.0% of the Units (including the 4,852 Units owned by Hughes and the 7,415 Units owned by PS Orangeco Partnerships, Inc.).

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

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 2001, the Partnership paid fees of $525,000 to PSI pursuant to the Management Agreement.

         The Partnership's commercial property is managed by PS Business Parks, LP ("PSBP") pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 2001, the Partnership paid $19,000 to PSBP pursuant to the Management Agreement.

         In January 1997, PSBP became the operator of the Partnership's commercial property pursuant to the Management Agreement. PSBP is an operating partnership formed to own and operate business parks in which PSI has a significant economic interest. The general partner of PSBP is PS Business Parks, Inc., an AMEX listed real estate investment trust.

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

(b)      Reports on Form 8-K:  No reports on Form 8-K were filed during 2001.

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

                                 PUBLIC STORAGE PROPERTIES V, LTD.,
                                 a California Limited Partnership
Dated:  March 29, 2002           By: Public Storage, Inc., General Partner

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

                      Signature                                             Capacity                                   Date
---------------------------------------                -------------------------------------------------         ---------------

/s/ B. Wayne Hughes                                    Chairman of the Board and                                  March 29, 2002
---------------------------------------                Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                                        and General Partner (principal executive officer)


/s/ Harvey Lenkin                                      President and Director                                     March 29, 2002
---------------------------------------                of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                                     Senior Vice President and Director                         March 29, 2002
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                               Vice President and Director                                March 29, 2002
---------------------------------------                of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 29, 2002
---------------------------------------                of Public Storage, Inc. (principal financial
John Reyes                                             officer and principal accounting officer)

/s/ Robert J. Abernethy                                Director of Public Storage, Inc.                           March 29, 2002
---------------------------------------
Robert J. Abernethy

                                                       Director of Public Storage, Inc.
---------------------------------------
Dann V. Angeloff

                                                       Director of Public Storage, Inc.
---------------------------------------
William C. Baker

                                                       Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 29, 2002
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 29, 2002
---------------------------------------
Daniel C. Staton

                                       18

                        PUBLIC STORAGE PROPERTIES V, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                         Page
                                                                   References
                                                                   ----------

     Report of Independent Auditors                                       F-1


     Financial Statements and Schedule:


     Balance Sheets as of December 31, 2001 and 2000                      F-2

     For the years ended December 31, 2001, 2000 and 1999:

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

                         Report of Independent Auditors




The Partners
Public Storage Properties V, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. as of December 31, 2001 and 2000, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                              ERNST & YOUNG  LLP




March 23, 2002
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000



                                                                                    2001                   2000
                                                                              ----------------       ----------------
                                  ASSETS

Cash and cash equivalents                                                     $       449,000        $       410,000
Marketable securities of affiliate (cost of $8,181,000 as
of December 31, 2001 and 2000)                                                     18,285,000             13,357,000
Rent and other receivables                                                            415,000                136,000

Real estate facilities, at cost:
     Buildings and equipment                                                       16,886,000             16,546,000
     Land                                                                           4,714,000              4,714,000
                                                                              ----------------       ----------------
                                                                                   21,600,000             21,260,000
     Less accumulated depreciation                                                (13,639,000)           (12,661,000)
                                                                              ----------------       ----------------
                                                                                    7,961,000              8,599,000

Other assets                                                                           82,000                 95,000
                                                                              ----------------       ----------------
Total assets                                                                  $    27,192,000        $    22,597,000
                                                                              ================       ================

                    LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                              $       106,000        $       176,000
Deferred revenue                                                                      188,000                232,000
Note payable to commercial bank                                                     1,550,000              7,600,000

Partners' equity

     Limited partners' equity, $500 per
       unit, 44,000 units authorized, issued and outstanding                       11,319,000              6,989,000
     General partners' equity                                                       3,925,000              2,424,000
     Other comprehensive income                                                    10,104,000              5,176,000
                                                                              ----------------       ----------------
     Total partners' equity                                                        25,348,000             14,589,000
                                                                              ----------------       ----------------
Total liabilities and partners' equity                                        $    27,192,000        $    22,597,000
                                                                              ================       ================

                            See accompanying notes.
                                      F-2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                   2001                  2000                  1999
                                                             ----------------      ----------------      ----------------
REVENUES:

Rental income                                                $     8,823,000       $     8,124,000       $     7,750,000
Dividends from marketable securities of affiliate                    944,000               830,000               816,000
Other income                                                          53,000                 8,000                69,000
                                                             ----------------      ----------------      ----------------
                                                                   9,820,000             8,962,000             8,635,000
                                                             ----------------      ----------------      ----------------

COSTS AND EXPENSES:

Cost of operations                                                 2,011,000             1,996,000             1,895,000
Management fees paid to affiliates                                   525,000               484,000               462,000
Depreciation and amortization                                        978,000               954,000               956,000
Administrative                                                        94,000                95,000                67,000
Interest expense                                                     381,000               643,000             1,324,000
                                                             ----------------      ----------------      ----------------
                                                                   3,989,000             4,172,000             4,704,000
                                                             ----------------      ----------------      ----------------
NET INCOME                                                   $     5,831,000       $     4,790,000       $     3,931,000
                                                             ================      ================      ================

Limited partners' share of net income
   ($131.20 per unit in 2001, $107.77 per
   unit in 2000 and $88.45 per unit in 1999)                 $     5,773,000       $     4,742,000       $     3,892,000

General partners' share of net income                                 58,000                48,000                39,000
                                                             ----------------      ----------------      ----------------
                                                             $     5,831,000       $     4,790,000       $     3,931,000
                                                             ================      ================      ================

                            See accompanying notes.
                                      F-3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                                          Other
                                                                                      Comprehensive          Total Partners'
                                       Limited Partners       General Partners           Income                  Equity
                                       ----------------       ----------------        -------------         ---------------
Balance at December 31, 1999             $   3,433,000          $   1,190,000         $   4,266,000          $   8,889,000

Change  in  unrealized  gain  on
   marketable equity securities                      -                      -               910,000                910,000

Net income                                   4,742,000                 48,000                     -              4,790,000

Equity transfer                             (1,186,000)             1,186,000                     -                      -
                                       ----------------       ----------------        -------------         ---------------

Balance at December 31, 2000                 6,989,000              2,424,000             5,176,000             14,589,000

Change   in   unrealized   gain  on
   marketable equity securities                      -                      -             4,928,000              4,928,000

Net income                                   5,773,000                 58,000                     -              5,831,000

Equity transfer                             (1,443,000)             1,443,000                     -                      -
                                       ----------------       ----------------        -------------         ---------------

Balance at December 31, 2001             $  11,319,000          $   3,925,000         $  10,104,000          $  25,348,000
                                       ================       ================        =============         ===============

                            See accompanying notes.
                                      F-4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                     2001                  2000                   1999
                                                              ------------------    ------------------     ------------------
Cash flows from operating activities:

   Net income                                                 $       5,831,000     $       4,790,000      $       3,931,000

   Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation                                                         978,000               954,000                956,000
   Increase in rent and other receivables                              (279,000)              (23,000)              (289,000)
   Amortization of prepaid loan fees                                     11,000                11,000                 42,000
   Decrease (increase) in other assets                                    2,000                (1,000)               (44,000)
   (Decrease) increase in accounts payable                              (70,000)                8,000                 33,000
   (Decrease) increase in deferred revenue                              (44,000)               (4,000)                14,000
                                                              ------------------    ------------------     ------------------

     Total adjustments                                                  598,000               945,000                712,000
                                                              ------------------    ------------------     ------------------

     Net cash provided by operating activities                        6,429,000             5,735,000              4,643,000
                                                              ------------------    ------------------     ------------------

Cash flow from investing activities:

   Additions to real estate facilities                                 (340,000)             (402,000)              (328,000)
                                                              ------------------    ------------------     ------------------

     Net cash used in investing activities                             (340,000)             (402,000)              (328,000)
                                                              ------------------    ------------------     ------------------

Cash flows from financing activities:

   Note proceeds from commercial bank                                         -                     -             17,000,000
   Principal payments on note to commercial bank                     (6,050,000)           (5,225,000)            (4,175,000)
   Principal payments on mortgage note payable                                -                     -            (21,742,000)
                                                              ------------------    ------------------     ------------------

     Net cash used in financing activities                           (6,050,000)           (5,225,000)            (8,917,000)
                                                              ------------------    ------------------     ------------------

Net increase (decrease) in cash and cash equivalents                     39,000               108,000             (4,602,000)

Cash and cash equivalents at the beginning of the year                  410,000               302,000              4,904,000
                                                              ------------------    ------------------     ------------------

Cash and cash equivalents at the end of the year              $         449,000     $         410,000      $         302,000
                                                              ==================    ==================     ==================

                            See accompanying notes.
                                      F-5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999
                                   (Continued)


                                                                        2001                   2000                  1999
                                                                 ------------------    ------------------     ------------------
Supplemental schedule of non-cash investing and financing activities:

     Receipt of stock dividend:
       Marketable securities                                       $             -      $       347,000        $             -
                                                                 ==================    ==================     ==================
       Rent and other receivables                                  $             -      $      (347,000)       $             -
                                                                 ==================    ==================     ==================

     Increase (decrease) in fair value of marketable securities:
       Marketable securities                                       $     4,928,000      $       910,000        $    (2,333,000)
                                                                 ==================    ==================     ==================
       Other comprehensive income                                  $     4,928,000      $       910,000        $    (2,333,000)
                                                                 ==================    ==================     ==================

                            See accompanying notes.
                                      F-6

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

2.       Summary of Significant Accounting Policies and Partnership Matters

         Real Estate Facilities:
         ----------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 2001 and 2000 to develop mini-warehouses and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

                  In August 1992, the building at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. In 1993, the General Partners decided that it would be more beneficial to the Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location and therefore, decided not to reconstruct the buildings. In December 1995, the Partnership entered into an option agreement with a buyer to sell the land for $850,000. In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The buyer of the land has an option to purchase the remaining 39% of the land. In May 2000, the buyer disclaimed its rights under the option agreement to acquire the remaining land. The remaining land has since been listed for sale.

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

         Revenue Recognition:
         -------------------

                  Property rents are recognized as earned. Advertising costs of $315,000, $221,000 and $205,000 in 2001, 2000 and 1999, respectively, are expensed as incurred.

         Allocation of Net Income:
         ------------------------

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Cash and Cash Equivalents:
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Marketable Securities:
         ---------------------

                  Marketable securities at December 31, 2001 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. During 1998, the Partnership purchased an additional 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 2001, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 2001, and has recorded a corresponding unrealized gain (loss) totaling $4,928,000, $910,000 and $(2,333,000) for the years ended December 31, 2001, 2000, and 1999, respectively, as an increase (decrease) to Partnership equity. The Partnership recognized dividends of $944,000, $830,000 and $816,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Comprehensive Income:
         --------------------

                  The primary impact of this statement for the Partnership is to recharacterize unrealized gains or losses in shareholders' equity as "other comprehensive income."

         Other Assets:
         ------------

                  Included in other assets is deferred financing costs of $13,000 and $24,000 at December 31, 2001 and 2000, respectively. Such balance is being amortized as interest expense using the straight-line basis over the life of the loan.

         Use of Estimates:
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:
         ------------------

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Recent Accounting Pronouncements and Guidance:
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Partnership's financial statements.

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Partnership will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The adoption of the SFAS 142 will have no impact upon the Partnership's financial position or results of operations.

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Partnership's financial position or results of operations.

         Segment Reporting:
         -----------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), therefore the adoption of SFAS No. 131 had no effect on the Partnership disclosures.

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

5.       Related Party Transactions

                  The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For 2001, 2000 and 1999, the Partnership paid $525,000 $484,000 and $462,000, respectively, pursuant to these management agreements.

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

                  Unaudited taxable net income was $5,996,000, $5,077,000 and $4,202,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The differences between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       Notes Payable

                  On April 1, 1999, the partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (2.50% at December 31, 2001). The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium.

                  The partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus .60% to 1.20% based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. During December 2001, the Partnership terminated this agreement at a cost of approximately $75,000 which is included in interest expense.

                  Interest paid during 2001, 2000 and 1999 was $376,000, $604,000 and $1,214,000, respectively.

8.       Supplementary Quarterly Financial Data (Unaudited)

                                                               Three Months Ended
                               -------------------------------------------------------------------------------
                               March 31, 2001      June 30, 2001     September 30, 2001      December 31, 2001
                               --------------     --------------     ------------------      -----------------
Rental Income                  $    2,145,000     $    2,202,000      $     2,231,000        $     2,245,000
Cost of Operations             $      605,000     $      601,000      $       658,000        $       672,000
Net Income                     $    1,277,000     $    1,378,000      $     1,686,000        $      1,490,00
Net Income Per Unit            $        28.73     $        31.02      $         37.93        $         33.52


                                                               Three Months Ended
                               -------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000      December 31, 2000
                               --------------     --------------     ------------------      -----------------

Rental Income                  $    1,956,000     $    2,018,000      $     2,084,000        $     2,066,000
Cost of Operations             $      586,000     $      641,000      $       622,000        $       631,000
Net Income                     $    1,035,000     $    1,071,000      $     1,501,000        $     1,183,000
Net Income Per Unit            $        23.29     $        24.10      $         33.77        $         26.61

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2001


                                                          Initial Cost
                                                  ------------------------------
                                                                                  Costs Subsequent
                                                                 Building, Land    to construction
         Description            Encumbrances         Land       Imp & Equipment    (Improvements)
----------------------------    ------------      ----------    ----------------   ---------------
    CALIFORNIA
Belmont                                             $478,000          $811,000          $218,000
Carson Street                                        265,000           563,000           157,000
Palmdale                                             114,000           721,000           340,000
Pasadena Fair Oaks                                   686,000         1,219,000           350,000
Sacramento Carmichael                                305,000           850,000           331,000
Sacramento Florin                                    326,000         1,063,000           345,000
San Jose Capitol Quimby                              209,000           742,000           233,000
San Jose Felipe                                      270,000           935,000           283,000
So. San Francisco
   Spruce (1)                                        532,000         1,488,000           537,000

    FLORIDA
Miami Perrine (2)                                    230,000                                   -
Miami 27th Avenue                                    142,000           878,000           416,000
Miami 29th                                           270,000           520,000           232,000

    GEORGIA
Atlanta Montreal Road                                397,000           888,000           334,000
Atlanta Mountain
   Industrial Blvd.                                  271,000           725,000           411,000
Marietta-Cobb Parkway                                219,000           914,000           382,000
                                ------------      ----------    ----------------   ---------------
                                   1,550,000      $4,714,000       $12,317,000        $4,569,000
                                ============      ==========    ================   ===============

                                            Gross Carrying Amount
                                            at December 31, 2001
                                ----------------------------------------------

                                                                                   Accumulated        Date
         Description              Land        Imp & Equipment         Total        Depreciation     Completed
----------------------------    ----------    ---------------      -----------     ------------    ------------
    CALIFORNIA
Belmont                           $478,000        $1,029,000        $1,507,000         $876,000      12/79
Carson Street                      265,000           720,000           985,000          589,000      01/80
Palmdale                           114,000         1,061,000         1,175,000          895,000      01/80
Pasadena Fair Oaks                 686,000         1,569,000         2,255,000        1,302,000      03/80
Sacramento Carmichael              305,000         1,181,000         1,486,000          976,000      07/80
Sacramento Florin                  326,000         1,408,000         1,734,000        1,135,000      06/80
San Jose Capitol Quimby            209,000           975,000         1,184,000          791,000      07/80
San Jose Felipe                    270,000         1,218,000         1,488,000          973,000      12/80
So. San Francisco
   Spruce (1)                      532,000         2,025,000         2,557,000        1,577,000      11/80

    FLORIDA
Miami Perrine (2)                  230,000                 0           230,000                0       01/80
Miami 27th Avenue                  142,000         1,294,000         1,436,000        1,024,000       05/80
Miami 29th                         270,000           752,000         1,022,000          647,000       10/79

    GEORGIA
Atlanta Montreal Road              397,000         1,222,000         1,619,000          960,000      06/80
Atlanta Mountain
   Industrial Blvd.                271,000         1,136,000         1,407,000          872,000      09/80
Marietta-Cobb Parkway              219,000         1,296,000         1,515,000        1,022,000      10/79
                                ----------    ---------------      -----------     ------------
                                $4,714,000       $16,886,000       $21,600,000      $13,639,000
                                ==========    ===============      ===========     ============

(1)      A portion of the property has been developed as a business park.

(2) In 1993, the buildings and improvements at the Miami/Perrine property that were destroyed by Hurricane Andrew were written off. In 1996, the Partnership sold approximately 61% of the Miami/Perrine property.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                            2001                   2000
                                                      ------------------     ------------------
Investment in Real estate
   Balance at the beginning of the year               $      21,260,000      $      20,858,000
   Additions through cash expenditures                          340,000                402,000
                                                      ------------------     ------------------
Balance at the end of the year                        $      21,600,000      $      21,260,000
                                                      ==================     ==================


Accumulated Depreciation
   Balance at the beginning of the year               $      12,661,000      $      11,707,000
   Additions charged  to costs and expenses                     978,000                954,000
                                                      ------------------     ------------------
Balance at the end of the year                        $      13,639,000      $      12,661,000
                                                      ==================     ==================

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $16,329,000 (unaudited).