Form 10-Q
period 2002-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2002-05-15
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

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

                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2002
     and December 31, 2001                                                     2

Condensed statements of income for the three
     months ended March 31, 2002 and 2001                                      3

Condensed statement of partners' equity for the
     three months ended March 31, 2002                                         4

Condensed statements of cash flows for the
     three months ended March 31, 2002 and 2001                                5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-11

PART II.  OTHER INFORMATION                                                   12

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 March 31,           December 31,
                                                                                   2002                 2001
                                                                              ----------------     ----------------
                                                                                (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                     $     1,035,000      $       449,000
Marketable securities of affiliate (cost of $8,181,000)                            20,210,000           18,285,000
Rent and other receivables                                                            334,000              415,000

Real estate facilities, at cost:
     Buildings and equipment                                                       16,929,000           16,886,000
     Land                                                                           4,714,000            4,714,000
                                                                              ----------------     ----------------
                                                                                   21,643,000           21,600,000

     Less accumulated depreciation                                                (13,868,000)         (13,639,000)
                                                                              ----------------     ----------------
                                                                                    7,775,000            7,961,000

Other assets                                                                           97,000               82,000
                                                                              ----------------     ----------------

Total assets                                                                  $    29,451,000      $    27,192,000
                                                                              ================     ================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                              $       384,000      $       106,000
Deferred revenue                                                                      211,000              188,000
Note payable to commercial bank                                                             -            1,550,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                          12,494,000           11,319,000
     General partners' equity                                                       4,333,000            3,925,000
     Other comprehensive income                                                    12,029,000           10,104,000
                                                                              ----------------     ----------------

     Total partners' equity                                                        28,856,000           25,348,000
                                                                              ----------------     ----------------

Total liabilities and partners' equity                                        $    29,451,000      $    27,192,000
                                                                              ================     ================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                        2002                   2001
                                                                  -----------------      -----------------
REVENUES:

Rental income                                                     $      2,179,000       $      2,145,000
Dividends from marketable securities of affiliate                          251,000                128,000
Other income                                                                14,000                  2,000
                                                                  -----------------      -----------------

                                                                         2,444,000              2,275,000
                                                                  -----------------      -----------------

COSTS AND EXPENSES:

Cost of operations                                                         474,000                477,000
Management fees paid to affiliates                                         130,000                128,000
Depreciation and amortization                                              229,000                254,000
Administrative                                                              24,000                 32,000
Interest expense                                                             4,000                107,000
                                                                  -----------------      -----------------

                                                                           861,000                998,000
                                                                  -----------------      -----------------

NET INCOME                                                        $      1,583,000       $      1,277,000
                                                                  =================      =================

Limited partners' share of net income ($35.61 per
   unit in 2002 and $28.73 per unit in 2001)                      $      1,567,000       $      1,264,000

General partners' share of net income                                       16,000                 13,000
                                                                  -----------------      -----------------

                                                                  $      1,583,000       $      1,277,000
                                                                  =================      =================
COMPREHENSIVE INCOME:

Net income                                                        $      1,583,000       $      1,277,000
Other comprehensive income (change in unrealized
   gain of marketable equity securities)                                 1,925,000              1,073,000
                                                                  -----------------      -----------------

                                                                  $      3,508,000       $      2,350,000
                                                                  =================      =================

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners           Partners            Income              Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2001                  $     11,319,000   $      3,925,000   $     10,104,000   $     25,348,000

Change in unrealized gain of marketable equity
   securities                                                -                  -          1,925,000          1,925,000

Net income                                           1,567,000             16,000                  -          1,583,000

Equity transfer                                       (392,000)           392,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at March 31, 2002                     $     12,494,000   $      4,333,000   $     12,029,000   $     28,856,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                               ------------------------------------
                                                                                    2002                 2001
                                                                               ---------------      ---------------
Cash flows from operating activities:

     Net income                                                                $    1,583,000       $    1,277,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 229,000              251,000
         Decrease (increase) in rent and other receivables                             81,000               (9,000)
         Amortization of prepaid loan fees                                              3,000                3,000
         Increase in other assets                                                     (18,000)              (8,000)
         Increase in accounts payable                                                 278,000               29,000
         Increase in deferred revenue                                                  23,000               30,000
                                                                               ---------------      ---------------

              Total adjustments                                                       596,000              296,000
                                                                               ---------------      ---------------

              Net cash provided by operating activities                             2,179,000            1,573,000
                                                                               ---------------      ---------------

Cash flow from investing activities:

     Additions to real estate facilities                                              (43,000)             (11,000)
                                                                               ---------------      ---------------

              Net cash used in investing activities                                   (43,000)             (11,000)
                                                                               ---------------      ---------------

Cash flow from financing activities:

     Principal payments on note to commercial bank                                 (1,550,000)          (1,575,000)
                                                                               ---------------      ---------------

              Net cash used in financing activities                                (1,550,000)          (1,575,000)
                                                                               ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                                  586,000              (13,000)

Cash and cash equivalents at beginning of period                                      449,000              410,000
                                                                               ---------------      ---------------

Cash and cash equivalents at end of period                                     $    1,035,000       $      397,000
                                                                               ===============      ===============

Supplemental schedule of non-cash activities:

     Increase in fair market value of marketable securities
         Marketable securities                                                 $    1,925,000       $    1,073,000
                                                                               ===============      ===============
         Other comprehensive income                                            $    1,925,000       $    1,073,000
                                                                               ===============      ===============

                            See accompanying notes.
                                       5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2001.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2002, the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 2002 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2002, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 29, 2002. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio. The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium. During the first quarter of 2002, the Partnership paid the loan in full.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. During December 2001, we terminated this agreement at a cost of approximately $75,000.

6. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Partnership's financial statements.

7. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

8. Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at March 31, 2002.

9. As of January 1, 1998, the Partnership adopted Statement 130, Reporting Comprehensive Income. Statement 130 requires unrealized gains or losses on the Partnership's available-for- sale securities to be included in other comprehensive income.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (page 10), and include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the risk of terrorist attacks; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quartelry basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of the Partnership's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

         Our net income for the three months ended March 31, 2002 was $1,583,000 compared to $1,277,000 for the three months ended March 31, 2001, representing an increase of $306,000 or 24%. The increase is primarily attributable to an increase in property net operating income at the Partnership's real estate facilities and a decrease in interest expense.

         Rental income for the three months ended March 31, 2002 was $2,179,000 compared to $2,145,000 for the three months ended March 31, 2001, representing an increase of $34,000 or 2%. The increase is attributable to higher rental rates. Annual realized rent at the mini-warehouse facilities for the three months ended March 31, 2002 increased to $12.95 per occupied square foot from $12.10 per occupied square foot for the three months ended March 31, 2001, a 7% increase. Weighted average occupancy levels at the mini-warehouse facility were 87% and 92% for each of the three months ended March 31, 2002 and 2001, respectively.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 2002 was $604,000 compared to $605,000 for the three months ended March 31, 2001, representing a decrease of $1,000.

         Interest expense was $4,000 in the three months ended March 31, 2002 from $107,000 in the same period in 2001, a $103,000 or 96% decrease.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($2,179,000 for the three months ended March 31, 2002) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 2002, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $20,210,000 (cost basis of $8,181,000 at March 31, 2002). We recognized $251,000 in dividends for the three months ended March 31, 2002.

         On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio. The loan requires monthly payments of interest and matures April 2003. Principal may be paid, in whole or in part, at any time without penalty or premium. During the first quarter of 2002, the Partnership paid the loan in full.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. During December 2001, we terminated this agreement at a cost of approximately $75,000.

         Distributions to the limited and general partners for the year 1978-1999 aggregated $54,915,000 including $24,356,000 distributed to the partners in 1989 in connection with a financing of the properties. Quarterly distributions were reduced in 1990 and discontinued in 1991, to enable the Partnership to increase its cash reserves for debt principal payments. As all debt has been paid as of March 31, 2002, the Partnership will pay a distribution to its partners for the quarter ended June 30, 2002 and expects to pay quarterly distributions thereafter.

RISK FACTORS
------------

         In addition to the other information in our Form 10-Q, you should consider the following factors in evaluating the Partnership:

         PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE
PARTNERSHIP.

         Public Storage is general partner and owns approximately 37.5% of our outstanding limited partnership units. In addition, PS Orangeco Partnerships, Inc., an affiliate of Public Storage, owns 16.9% of our outstanding limited partnership units. As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

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

         o    potential terrorist attacks;

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

         We have conducted preliminary environmental assessments on most of the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

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




                                               DATED: May 15, 2002

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