Form 10-Q
period 2002-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2002-08-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2002

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

                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2002
     and December 31, 2001                                                     2

Condensed statements of income for the three and six
     months ended June 30, 2002 and 2001                                       3

Condensed statement of partners' equity for the
     six months ended June 30, 2002                                            4

Condensed statements of cash flows for the
     six months ended June 30, 2002 and 2001                                   5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                           8-9

Risk Factors                                                               10-11

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K                                       12

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 June 30,           December 31,
                                                                                   2002                 2001
                                                                              ----------------     ----------------
                                                                                (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                     $     1,384,000      $       449,000
Marketable securities of affiliate (cost of $8,181,000)                            20,271,000           18,285,000
Rent and other receivables                                                            260,000              415,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,124,000           16,886,000
     Land                                                                           4,714,000            4,714,000
                                                                              ----------------     ----------------

                                                                                   21,838,000           21,600,000

     Less accumulated depreciation                                                (14,100,000)         (13,639,000)
                                                                              ----------------     ----------------

                                                                                    7,738,000            7,961,000

Other assets                                                                           83,000               82,000
                                                                              ----------------     ----------------

Total assets                                                                  $    29,736,000      $    27,192,000
                                                                              ================     ================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                              $       267,000      $       106,000
Deferred revenue                                                                      221,000              188,000
Note payable to commercial bank                                                             -            1,550,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                          12,740,000           11,319,000
     General partners' equity                                                       4,418,000            3,925,000
     Other comprehensive income                                                    12,090,000           10,104,000
                                                                              ----------------     ----------------

     Total partners' equity                                                        29,248,000           25,348,000
                                                                              ----------------     ----------------

Total liabilities and partners' equity                                        $    29,736,000      $    27,192,000
                                                                              ================     ================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                             ---------------------------------     ---------------------------------
                                                                 2002               2001                2002              2001
                                                             --------------     --------------     --------------     --------------
REVENUES:

Rental income                                                $   2,144,000      $   2,202,000      $   4,323,000      $   4,347,000
Dividends from marketable securities of affiliate                  250,000            128,000            501,000            256,000
Other income                                                        17,000              2,000             31,000              4,000
                                                             --------------     --------------     --------------     --------------
                                                                 2,411,000          2,332,000          4,855,000          4,607,000
                                                             --------------     --------------     --------------     --------------

COSTS AND EXPENSES:

Cost of operations                                                 497,000            470,000            971,000            947,000
Management fees paid to affiliates                                 127,000            131,000            257,000            259,000
Depreciation and amortization                                      232,000            244,000            461,000            498,000
Administrative                                                      39,000             17,000             63,000             49,000
Interest expense                                                         -             92,000              4,000            199,000
                                                             --------------     --------------     --------------     --------------
                                                                   895,000            954,000          1,756,000          1,952,000
                                                             --------------     --------------     --------------     --------------

NET INCOME                                                   $   1,516,000      $   1,378,000      $   3,099,000      $   2,655,000
                                                             ==============     ==============     ==============     ==============


  Limited partners' share of net income ($63.07 per unit
    in 2002 and $59.75 per unit in 2001)                                                           $   2,775,000      $   2,629,000

General partners' share of net income                                                                    324,000             26,000
                                                                                                   --------------     --------------
                                                                                                   $   3,099,000      $   2,655,000
                                                                                                   ==============     ==============
COMPREHENSIVE INCOME:

Net income                                                                                         $   3,099,000      $   2,655,000
Other comprehensive income (change in unrealized
   gain of marketable equity securities)                                                               1,986,000          2,881,000
                                                                                                   --------------     --------------
                                                                                                   $   5,085,000      $   5,536,000
                                                                                                   ==============     ==============

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners           Partners            Income              Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2001                  $     11,319,000   $      3,925,000   $     10,104,000   $     25,348,000

Change in unrealized gain of marketable
   equity securities                                         -                  -          1,986,000          1,986,000

Net income                                           2,775,000            324,000                  -          3,099,000

Distributions                                         (880,000)          (305,000)                 -         (1,185,000)

Equity transfer                                       (474,000)           474,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at June 30, 2002                      $     12,740,000   $      4,418,000   $     12,090,000   $     29,248,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               ------------------------------------
                                                                                    2002                 2001
                                                                               ---------------      ---------------
Cash flows from operating activities:

     Net income                                                                $    3,099,000       $    2,655,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 461,000              498,000
         Decrease (increase) in rent and other receivables                            155,000              (83,000)
         Amortization of prepaid loan fees                                              3,000                5,000
         Increase in other assets                                                      (4,000)                   -
         Increase in accounts payable                                                 161,000              146,000
         Increase in deferred revenue                                                  33,000                2,000
                                                                               ---------------      ---------------
              Total adjustments                                                       809,000              568,000
                                                                               ---------------      ---------------
              Net cash provided by operating activities                             3,908,000            3,223,000
                                                                               ---------------      ---------------
Cash flow from investing activities:

     Additions to real estate facilities                                             (238,000)            (144,000)
                                                                               ---------------      ---------------
              Net cash used in investing activities                                  (238,000)            (144,000)
                                                                               ---------------      ---------------
Cash flow from financing activities:

     Distributions paid to partners                                                (1,185,000)                   -
     Principal payments on note to commercial bank                                 (1,550,000)          (3,100,000)
                                                                               ---------------      ---------------
              Net cash used in financing activities                                (2,735,000)          (3,100,000)
                                                                               ---------------      ---------------
Net increase (decrease) in cash and cash equivalents                                  935,000              (21,000)

Cash and cash equivalents at beginning of period                                      449,000              410,000
                                                                               ---------------      ---------------
Cash and cash equivalents at end of period                                     $    1,384,000       $      389,000
                                                                               ===============      ===============
Supplemental schedule of non-cash activities:

     Increase in fair market value of marketable securities
         Marketable securities                                                 $    1,986,000       $    2,881,000
                                                                               ===============      ===============
         Other comprehensive income                                            $    1,986,000       $    2,881,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2002, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 2002 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2002, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 28, 2002. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio. The loan was scheduled to mature April 2003. During the first quarter of 2002, the Partnership paid the loan in full without penalty.

         We entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio. Market gains and losses on the value of the swap were deferred and included in income over the life of the contract. We recorded the differences paid or received on the interest rate swap in interest expense as payments are made or received. During December 2001, we terminated this agreement at a cost of approximately $75,000.

6. The Partnership recommenced distributions to partners in the second quarter of 2002. Distributions of $20.00 per limited partnership unit, for a total of $880,000, were paid on June 15, 2002. Also, distributions in the amount of $305,000 were paid to the general partners (equal to 25.75% of the total distribution) in accordance with the provisions of the partnership agreement.

7. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at June 30, 2002.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001:

         Our net income for the six months ended June 30, 2002 was $3,099,000 compared to $2,655,000 for the six months ended June 30, 2001 representing an increase of $444,000 or 17%. Our net income for the three months ended June 30, 2002 was $1,516,000 compared to $1,378,000 for the three months ended June 30, 2001, representing an increase of $138,000 or 10%. These increases are primarily attributable to an increase in dividends received on marketable securities and a decrease in interest expense.

         Rental income for the six months ended June 30, 2002 was $4,323,000 compared to $4,347,000 for the six months ended June 30, 2001, representing a decrease of $24,000 or 1%. Rental income for the three months ended June 30, 2002 was $2,144,000 compared to $2,202,000 for the three months ended June 30, 2001, representing a decrease of $58,000 or 3%. Annual realized rent at the mini-warehouse facilities for the six months ended June 30, 2002 increased to $12.74 per occupied square foot from $12.20 per occupied square foot for the six months ended June 30, 2001. Weighted average occupancy levels at the mini-warehouse facility were 88% and 92% for the six months ended June 30, 2002 and 2001, respectively.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 2002 was $1,228,000 compared to $1,206,000 for the six months ended June 30, 2001, representing an increase of $22,000 or 2%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 2002 was $624,000 compared to $601,000 for the three months ended June 30, 2001, representing an increase of $23,000 or 4%.

         Interest expense was $4,000 in the six months ended June 30, 2002 from $199,000 in the same period in 2001. The decrease is due to lower outstanding principal balances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($3,908,000 for the six months ended June 30, 2002) have been sufficient to meet all current obligations of the Partnership.

         At June 30, 2002, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $20,271,000 (cost basis of $8,181,000 at June 30, 2002). We recognized $501,000 in dividends for the six months ended June 30, 2002.

         On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio. The loan was scheduled to mature April 2003. During the first quarter of 2002, the Partnership paid the loan in full without penalty.

         We entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of our floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on our interest coverage ratio. Market gains and losses on the value of the swap were deferred and included in income over the life of the contract. We recorded the differences paid or received on the interest rate swap in interest expense as payments are made or received. During December 2001, we terminated this agreement at a cost of approximately $75,000.

         As all debt service has been repaid as of March 31, 2002, the Partnership resumed with quarterly distributions beginning in the second quarter of 2002. We paid distributions to the limited and general partners totaling $880,000 ($20.00 per unit) and $305,000, respectively, during the second quarter of 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

Item 6 Exhibits and Reports on Form 8-K.
       ---------------------------------

         (a)  The following exhibit is included herein:

                  (1)   Certification of CEO and CFO Pursuant to 18 U.S.C.
                        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              DATED: August 14, 2002

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