Form 10-K
period 2002-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2003-03-28
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                    Yes   No X
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

                                      NONE

                                     PART I

ITEM 1.  Business

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

         The Partnership has reported annually to the Securities and Exchange Commission on form 10-K which includes financial statements certified by independent public accountants. The Partnership has also reported quarterly to the Securities and Exchange Commission on Form 10-Q and includes unaudited financial statements with such filings. The Partnership expects to continue such reporting.

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

         The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board of PSI, was chief executive officer of PSI through November 7, 2002, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI.

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

Investment Objectives and Policies
----------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provided for cash distributions from operations.

         Following are the Partnership's investment practices and policies. The Partnership does not anticipate making any additional investments other than maintenance capital expenditures and does not anticipate liquidating the investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, PSI holds a majority of the limited partnership units, and as a result, the General Partners could change these policies through PSI's vote.

         * Our investments consists of (i) 14 self-storage facilities, (ii) a parcel of vacant land, (iii) 533,334 shares of Public Storage, Inc. common stock and (iv) 17,331 shares of Public Storage, Inc. Series A, Equity Stock. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "Mini-warehouses" and Item 2 "Properties" for further information. These investments were acquired both for income and capital gains.

         * There is no limitation on the amount or percentage of assets which can be invested in any specific person.

         * The Partnership does not anticipated borrowing money, issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.

Mini-warehouses
---------------

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

Commercial Property
-------------------

         The Partnership owns one commercial property, a business park located in San Francisco, California. The commercial facility represents less than 4% of the Partnership's revenues and less than .5% of the Partnership's assets based on original cost.

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

         * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE ANNUAL REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 88% and 92% in 2002 and 2001, respectively. Annual realized rents per occupied square foot increased 3.0% from $12.48 in 2001 to $12.85 in 2002.

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

         * PROFESSIONAL PROPERTY OPERATION. There are approximately 4,500 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

Property Operator
-----------------

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

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

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

Federal Income Tax
------------------

         Public Storage Properties V, Ltd. is treated as a partnership for federal income tax purposes with the taxable income of the entity allocated to each partners in accordance with the partnership agreement.

Employees
---------

         There are 22 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

         PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE
PARTNERSHIP.

         Public Storage is general partner and owns approximately 37.5% of our outstanding limited partnership units. In addition, PS Orangeco Partnerships, Inc., an affiliate of Public Storage, owns an additional 16.9% of our outstanding limited partnership units. As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

         SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     *   lack of demand for rental spaces or units in a locale;

     *   changes in general economic or local conditions;

     * changes in supply of or demand for similar or competing facilities in an area;

     *   potential terrorists attacks;

     *   the impact of environmental protection laws;

     * changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     *   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 94% of our rental revenue during 2002. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         We have conducted preliminary environmental assessments on the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Partnership's profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures: All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accomodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to Partners. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

         TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

ITEM 2.  Properties

         The following table sets forth information as of December 31, 2002 about properties owned by the Partnership:

                                    Size of       Net Rentable      Numbers of                           Completion
       Location                     Parcel            Area            Spaces       Date of Purchase         Date
--------------------------        ------------   -------------      -----------    ----------------     ------------
CALIFORNIA
Belmont                            2.74 acres    46,000 sq. ft         451           May 14, 1979         Dec. 1979

Carson
   Carson Street                   2.30 acres    43,000 sq. ft         389           Oct. 9, 1979         Jan. 1980

Palmdale                           3.48 acres    56,000 sq. ft.        461           July 31, 1979        Jan. 1980

Pasadena
   Fair Oaks                       2.17 acres    71,000 sq. ft         814           Aug. 24, 1979        Mar. 1980

Sacramento
   Carmichael                      3.12 acres    45,000 sq. ft         451           Dec. 7, 1979         July 1980

Sacramento
   Florin                          3.99 acres    70,000 sq. ft         580           Mar. 30, 1979        June 1980

San Jose Capitol Quimby            2.24 acres    36,000 sq. ft.        331           Nov. 21, 1979        July 1980

San Jose
   Felipe                          1.60 acres    52,000 sq. ft.        453           Oct. 9, 1979         Dec. 1980

So. San Francisco
   Spruce                          3.03 acres    44,000 sq. ft.        370           June 27, 1979        Nov. 1980

                                    Size of       Net Rentable      Numbers of                           Completion
       Location                     Parcel            Area            Spaces       Date of Purchase         Date
--------------------------        ------------   -------------      -----------    ----------------     ------------
FLORIDA
Miami
   Perrine                         1.71 acres          -                 -           May 31, 1979         Jan. 1980

Miami
   27th Ave.                       3.07 acres    63,000 sq. ft.        624           Oct. 11, 1979        May 1980

Miami
   29th                            1.82 acres    35,000 sq. ft.        323            May 1, 1979         Oct. 1979

GEORGIA
Atlanta
   Montreal Road                   3.14 acres    57,000 sq. ft.        462           July 9, 1979         June 1980

Atlanta
   Mountain Industrial Blvd.       3.10 acres    51,000 sq. ft.        458           Oct. 30, 1979       Sept. 1980

Marietta-
   Cobb Parkway                    3.61 acres    68,000 sq. ft.        554           Apr. 20, 1979        Oct. 1979

         The weighted average occupancy levels for the mini-warehouse facilities was 92% and 88% in 2001 and 2002, respectively.

         In August 1992, the buildings at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. The Partnership received insurance proceeds totaling $2,881,000, which included an amount for the replacement cost of the destroyed buildings as well as for business interruption. In 1993, the General Partners decided that it would be more beneficial to the Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location and therefore, decided not to reconstruct the buildings. Accordingly, in 1993 the Partnership reduced real estate facilities by the net book value of the destroyed buildings, resulting in a gain of $1,369,000. In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The remaining is listed for sale.

         As of December 31, 2002, the properties are not encumbered as described further in this report under Note 7 of the Notes to the Financial Statements included in Item 15(a).

         Other than the Partnership's listing to sell the vacant land in Miami, Florida as described above, the Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any of its facilities except for capital improvements.

ITEM 3.  Legal Proceedings

Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
------------------------------------------------------------

         The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

         The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed January, 2003)
----------------------------------------------------------------------------

         The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

         Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2002, there were approximately 1,082 record holders of Units.

         Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partner) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties.

ITEM 6.  Selected financial data

For the Year
Ended December 31,                           2002               2001               2000               1999              1998
-----------------------------            ---------------    ---------------    ---------------    ---------------   ---------------
Revenues                                 $    9,777,000     $    9,820,000     $    8,962,000     $    8,635,000    $    8,188,000

Depreciation and
   Amortization                                 931,000            978,000            954,000            956,000           875,000

Interest expense                                  4,000            381,000            643,000          1,324,000         2,450,000

Net income                                    6,166,000          5,831,000          4,790,000          3,931,000         2,461,000

Limited partners' share                       5,004,000          5,773,000          4,742,000          3,892,000         2,437,000

General partners' share                       1,162,000             58,000             48,000             39,000            24,000

Limited partners' per unit data (1)
     Net income                                $113.73            $131.20            $107.77             $88.45            $55.39
     Cash Distributions                         $75.00               -                  -                  -                 -

--------------------------------------

Cash and cash equivalents                $    1,439,000     $      449,000     $      410,000     $      302,000    $    4,904,000

Total assets                             $   26,864,000     $   27,192,000     $   22,597,000     $   22,118,000    $   29,390,000

Mortgage note payable                    $            -     $            -     $            -     $            -    $   21,742,000

Note Payable to commercial bank          $            -     $    1,550,000     $    7,600,000     $   12,825,000    $            -

(1) Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Critical Accounting Policies
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at December 31, 2002. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.


         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Note 9 to the partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

         The Partnership's net income was $6,166,000 in 2002 compared to $5,831,000 in 2001, representing an increase of $335,000. The increase is primarily attributable to the significant reduction in interest expense related to the note payable which was paid off in the first quarter of 2002.

         During 2002, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $5,185,000 in 2002 compared to $5,309,000 in 2001, representing a decrease of $124,000 or 2%. This decrease is attributable to a decrease in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility.

         Rental income was $8,697,000 in 2002 compared to $8,823,000 in 2001, representing a decrease of $126,000 or 1%. The decrease is attributable to a decrease in average occupancy at the Partnership's mini-warehouse facilities. The weighted average occupancy levels for the mini-warehouse facilities was 88% in 2002 compared to 92% in 2001. The annual realized rent per occupied square foot for the mini-warehouse facilities was $12.85 in 2002 compared to $12.48 in 2001.

         Dividend income from marketable securities of affiliate increased $58,000 in 2002 compared to 2001. This increase is due to increased dividends on the marketable securities of affiliate on shares owned in 2002 compared to 2001.

         Cost of operations (including management fees paid to affiliates) increased $45,000 or 2% to $2,581,000 in 2002 from $2,536,000 in 2001. This increase is attributable to increases in payroll expenses.

         Interest expense was $4,000 and $381,000 in 2002 and 2001, respectively, representing a decrease of $377,000 or 99%. The decrease results from a lower average outstanding loan balance in 2002 compared to 2001. The loan was paid in full during the first quarter of 2002.

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

         During 2001, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $5,309,000 in 2001 compared to $4,690,000 in 2000, representing an increase of $619,000 or 13%. This increase is attributable to an increase in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility offset by increases in cost of operations and depreciation expense at the Partnership's mini-warehouse facilities.

         Rental income was $8,823,000 in 2001 compared to $8,124,000 in 2000, representing an increase of $699,000 or 9%. The increase is attributable to an increase in rental income at the Partnership's mini-warehouse facilities due primarily to an increase in rental rates. The weighted average occupancy levels for the mini-warehouse facilities was 92% in 2001 compared to 94% in 2000. The annual realized rent per occupied square foot for the mini-warehouse facilities was $12.48 in 2001 compared to $11.24 in 2000.

         Dividend income from marketable securities of affiliate increased $114,000 in 2001 compared to 2000. This increase is due to increased dividends on the marketable securities of affiliate on shares owned in 2001 compared to 2000.

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

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities ($7,348,000 for the year ended December 31, 2002) have been sufficient to meet all current obligations of the Partnership. During 2003, the Partnership anticipates approximately $172,000 of capital improvements compared to $364,000 in 2002 and $340,000 in 2001. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

         At December 31, 2002, the Partnership held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A (marketable securities) with a fair value totaling $17,695,000 (cost of $8,181,000 at December 31, 2002) in Public Storage, Inc. The Partnership recognized $1,002,000 in dividends during 2002.

         On April 1, 1999, the partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio. The loan requires monthly payments of interest and matures April 2003. During the first quarter of 2002, the Partnership paid the loan in full without penalty.

         In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling costs), resulting in a $13,000 gain on the sale. The remaining land is listed for sale.

         Distributions

         Distributions to the limited and general partners for the years 1978-1991 aggregated $54,915,000 including $24,356,000 distributed to the partners in 1989 in connection with a financing of the properties. Quarterly distributions were discontinued in 1991. The Partnership resumed with quarterly distributions beginning in the second quarter of 2002. We paid distributions for the year 2002 to the limited and general partners totaling $3,300,000 ($75.00 per unit) and $1,144,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

         As of December 31, 2002, the Partnership had no outstanding debt.

ITEM 8.  Financial Statements and Supplementary Data.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 15(a).

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                               Positions with PSI
-----------------------       --------------------------------------------------
B. Wayne Hughes               Chief Executive Officer (through November 7, 2002)
                                and Chairman of the Board
Ronald L. Havner, Jr.         Chief Executive Officer (after November 7, 2002)
                                and Vice Chairman of the Board
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Director
John Reyes                    Senior Vice President and Chief Financial Officer
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 69, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. On November 7, 2002, Mr. Hughes resigned as Chief Executive Officer of PSI. He remains as chairman of the board of directors, and intends to focus on strategic and marketing initiatives. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Ronald L. Havner, Jr., age 45, was appointed Vice Chairman and Chief Executive Officer of PSI on November 7, 2002. Mr. Havner has been employed by PSI in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol PSB) an affiliate of the Company. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Harvey Lenkin, age 66, has been employed by PSI for 25 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 60, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 43 became a director of PSI in January 1998. He has been employed by PSI from 1989 to 2002 serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is the president of a firm that manufactures and distributes sweets. He is the son of B. Wayne Hughes.

         John Reyes, age 42, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Robert J. Abernethy, age 63, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 67, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 69, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 55, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 54, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 50, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) At March 10, 2003, the following beneficially owned more than 5% of the Units:

          Title                           Name and Address                      Beneficial          Percent
        of Class                         of Beneficial Owner                    Ownership           of Class
---------------------      ---------------------------------------------     ----------------       --------
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

(2) Includes (i) 4,852 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 131 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 131 Units, and (iii) 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock and PSI and members of management own the remaining 52%.

         (b) The Partnership has no officers and directors. The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $177,778 was contributed by PSI and $44,444 was contributed by Mr. Hughes). In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 27 Units (0.06% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 12,299 Units, representing 28.0% of the Units (including the 4,852 Units owned by Hughes and the 7,415 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13. Certain Relationships and Related Transactions

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. The partners received distributions equal to their capital contributions in 1987. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PSI and BWH Marinas own 16,369 and 4,852 Units. During 2002, PSI and BWH Marinas received $915,000 and $229,000 in distributions related to their general partner's ownership interests.

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the tight to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2002, the Partnership paid fees of $494,000 to PSI pursuant to the Management Agreement.

         The Partnership's commercial property is managed by PS Business Parks, LP ("PSBP") pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 2002, the Partnership paid $20,000 to PSBP pursuant to the Management Agreement.

         In January 1997, PSBP became the operator of the Partnership's commercial property pursuant to the Management Agreement. PSBP is an operating partnership formed to own and operate business parks in which PSI has a significant economic interest. The general partner of PSBP is PS Business Parks, Inc., an AMEX listed real estate investment trust.

         In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

ITEM 14. Controls and Procedures

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Partnership's evaluation.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of the Report.

     1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

     2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

     3.  Exhibits: See Exhibit Index contained below.

     4. Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K: No reports on Form 8-K were filed during 2002.

(c)  Exhibits: See Exhibit Index contained below.

                        PUBLIC STORAGE PROPERTIES V, LTD.

                                  EXHIBIT INDEX

                                  (Item 15 (c))


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

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PUBLIC STORAGE PROPERTIES V, LTD.,
                               a California Limited Partnership
Dated:  March 28, 2003         By: Public Storage, Inc., General Partner

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

                      Signature                                             Capacity                                   Date
---------------------------------------                -------------------------------------------------          --------------
/s/ B. Wayne Hughes                                    Chairman of the Board of Public Storage, Inc. and          March 28, 2003
---------------------------------------                General Partner
B. Wayne Hughes

/s/ Ronald L. Havner, Jr.                              Vice Chairman of the Board and Chief Executive             March 28, 2003
---------------------------------------                Officer of Public Storage, Inc.
Ronald L. Havner, Jr.

/s/ Harvey Lenkin                                      President and Director                                     March 28, 2003
---------------------------------------                of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                                     Senior Vice President and Director                         March 28, 2003
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                               Vice President and Director                                March 28, 2003
---------------------------------------                of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 28, 2003
---------------------------------------                of Public Storage, Inc. (principal financial
John Reyes                                             officer and principal accounting officer)

/s/ Robert J. Abernethy                                Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
Dann V. Angeloff

/s/ William C. Baker                                   Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
William C. Baker

                                                       Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
Daniel C. Staton

                        PUBLIC STORAGE PROPERTIES V, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))


                                                                          Page
                                                                    References
                                                                    ----------

     Report of Independent Auditors                                        F-1


     Financial Statements and Schedule:


     Balance Sheets as of December 31, 2002 and 2001                       F-2

     For the years ended December 31, 2002, 2001 and 2000:

         Statements of Income                                              F-3

         Statements of Partners' Equity                                    F-4

         Statements of Cash Flows                                    F-5 - F-6


     Notes to Financial Statements                                  F-7 - F-12

     Schedule:

         III - Real Estate and Accumulated Depreciation            F-13 - F-14


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
Public Storage Properties V, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP




March 19, 2003
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 2002 and 2001



                                                                                    2002                   2001
                                                                              ----------------       ----------------
                                  ASSETS

Cash and cash equivalents                                                     $     1,439,000        $       449,000
Marketable securities of affiliate (cost of $8,181,000 as of
   December 31, 2002 and 2001)                                                     17,695,000             18,285,000
Rent and other receivables                                                            227,000                415,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,250,000             16,886,000
     Land                                                                           4,714,000              4,714,000
                                                                              ----------------       ----------------

                                                                                   21,964,000             21,600,000
     Less accumulated depreciation                                                (14,570,000)           (13,639,000)
                                                                              ----------------       ----------------

                                                                                    7,394,000              7,961,000

Other assets                                                                          109,000                 82,000
                                                                              ----------------       ----------------

Total assets                                                                  $    26,864,000        $    27,192,000
                                                                              ================       ================

                    LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                              $       183,000        $       106,000
Deferred revenue                                                                      201,000                188,000
Note payable to commercial bank                                                             -              1,550,000

Partners' equity

     Limited partners' equity, $500 per
       unit, 44,000 units authorized, issued and outstanding                       12,597,000             11,319,000
     General partners' equity                                                       4,369,000              3,925,000
     Other comprehensive income                                                     9,514,000             10,104,000
                                                                              ----------------       ----------------

     Total partners' equity                                                        26,480,000             25,348,000
                                                                              ----------------       ----------------

Total liabilities and partners' equity                                        $    26,864,000        $    27,192,000
                                                                              ================       ================

                            See accompanying notes.
                                      F-2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000


                                                                   2002                  2001                  2000
                                                             ----------------      ----------------      ----------------
REVENUES:

Rental income                                                $     8,697,000       $     8,823,000       $     8,124,000
Dividends from marketable securities of affiliate                  1,002,000               944,000               830,000
Other income                                                          78,000                53,000                 8,000
                                                             ----------------      ----------------      ----------------

                                                                   9,777,000             9,820,000             8,962,000
                                                             ----------------      ----------------      ----------------

COSTS AND EXPENSES:

Cost of operations                                                 2,067,000             2,011,000             1,996,000
Management fees paid to affiliates                                   514,000               525,000               484,000
Depreciation and amortization                                        931,000               978,000               954,000
Administrative                                                        95,000                94,000                95,000
Interest expense                                                       4,000               381,000               643,000
                                                             ----------------      ----------------      ----------------

                                                                   3,611,000             3,989,000             4,172,000
                                                             ----------------      ----------------      ----------------

NET INCOME                                                   $     6,166,000       $     5,831,000       $     4,790,000
                                                             ================      ================      ================

Limited partners' share of net income ($113.73 per unit
   in 2002, $131.20 per unit in 2001 and $107.77 per
   unit in 2000)                                             $     5,004,000       $     5,773,000       $     4,742,000

General partners' share of net income                              1,162,000                58,000                48,000
                                                             ----------------      ----------------      ----------------

                                                             $     6,166,000       $     5,831,000       $     4,790,000
                                                             ================      ================      ================

COMPREHENSIVE INCOME:
Net income                                                   $     6,166,000       $     5,831,000       $     4,790,000
Other comprehensive income (change in unrealized
   gain (loss) of marketable equity securities)                     (590,000)            4,928,000               910,000
                                                             ----------------      ----------------      ----------------
                                                             $     5,576,000       $    10,759,000       $     5,700,000
                                                             ================      ================      ================

                            See accompanying notes.
                                      F-3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2002, 2001 and 2000


                                                                                         Other
                                                                                      Comprehensive        Total Partners'
                                       Limited Partners       General Partners           Income                 Equity
                                       ----------------       ----------------     -------------------     ----------------
Balance at December 31, 1999             $   3,433,000          $   1,190,000         $   4,266,000          $   8,889,000

Change   in   unrealized   gain  on
marketable equity securities                         -                      -               910,000                910,000

Net income                                   4,742,000                 48,000                     -              4,790,000

Equity transfer                             (1,186,000)             1,186,000                     -                      -
                                       ----------------       ----------------     -------------------     ----------------

Balance at December 31, 2000                 6,989,000              2,424,000             5,176,000             14,589,000

Change   in   unrealized   gain  on
   marketable equity securities                      -                      -             4,928,000              4,928,000

Net income                                   5,773,000                 58,000                     -              5,831,000

Equity transfer                             (1,443,000)             1,443,000                     -                      -
                                       ----------------       ----------------     -------------------     ----------------

Balance at December 31, 2001                11,319,000              3,925,000            10,104,000             25,348,000

Change   in   unrealized   gain  on
   marketable equity securities                      -                      -              (590,000)              (590,000)

Net income                                   5,004,000              1,162,000                     -              6,166,000

Distributions paid to partners              (3,300,000)            (1,144,000)                    -             (4,444,000)

Equity transfer                               (426,000)               426,000                     -                      -
                                       ----------------       ----------------     -------------------     ----------------

Balance at December 31, 2002             $  12,597,000          $   4,369,000         $   9,514,000          $  26,480,000
                                       ================       ================     ===================     ================

                            See accompanying notes.
                                      F-4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000


                                                                     2002                  2001                   2000
                                                              ------------------    ------------------     ------------------
Cash flows from operating activities:

   Net income                                                 $       6,166,000     $       5,831,000      $       4,790,000

   Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation                                                         931,000               978,000                954,000
   Decrease (increase) in rent and other receivables                    188,000              (279,000)               (23,000)
   Amortization of prepaid loan fees                                          -                11,000                 11,000
   (Increase) decrease in other assets                                  (27,000)                2,000                 (1,000)
   Increase (decrease) in accounts payable                               77,000               (70,000)                 8,000
   Increase (decrease) in deferred revenue                               13,000               (44,000)                (4,000)
                                                              ------------------    ------------------     ------------------

     Total adjustments                                                1,182,000               598,000                945,000
                                                              ------------------    ------------------     ------------------

     Net cash provided by operating activities                        7,348,000             6,429,000              5,735,000
                                                              ------------------    ------------------     ------------------

Cash flow from investing activities:

   Additions to real estate facilities                                 (364,000)             (340,000)              (402,000)
                                                              ------------------    ------------------     ------------------

     Net cash used in investing activities                             (364,000)             (340,000)              (402,000)
                                                              ------------------    ------------------     ------------------

Cash flows from financing activities:

   Distributions paid to partners                                    (4,444,000)                    -                      -
   Principal payments on note to commercial bank                     (1,550,000)           (6,050,000)            (5,225,000)-
                                                              ------------------    ------------------     ------------------

     Net cash used in financing activities                           (5,994,000)           (6,050,000)            (5,225,000)
                                                              ------------------    ------------------     ------------------

Net increase in cash and cash equivalents                               990,000                39,000                108,000

Cash and cash equivalents at the beginning of the year                  449,000               410,000                302,000
                                                              ------------------    ------------------     ------------------

Cash and cash equivalents at the end of the year              $       1,439,000     $         449,000      $         410,000
                                                              ==================    ==================     ==================

                            See accompanying notes.
                                       F-5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000
                                   (Continued)


                                                                        2002                 2001                   2000
                                                                 ------------------    ------------------     ------------------

Supplemental schedule of non-cash investing and financing activities:

     Receipt of stock dividend:
       Marketable securities                                       $             -    $             -    $         347,000
                                                                 ==================    ==================     ==================

       Rent and other receivables                                  $             -    $             -    $        (347,000)
                                                                 ==================    ==================     ==================


     (Decrease) increase in fair value of marketable securities:
       Marketable securities                                       $      (590,000)   $     4,928,000    $         910,000
                                                                 ==================    ==================     ==================

       Other comprehensive income                                  $      (590,000)   $     4,928,000    $         910,000
                                                                 ==================    ==================     ==================

                            See accompanying notes.
                                      F-6

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

2.       Summary of Significant Accounting Policies and Partnership Matters

         Real Estate Facilities:
         -----------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 2002 and 2001 to develop mini-warehouses and to a lesser extent, a business park facility. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

                  In August 1992, the building at a mini-warehouse facility located in Miami, Florida were completely destroyed by Hurricane Andrew. In 1993, the General Partners decided that it would be more beneficial to the Partnership, given the condition of the market area of the mini-warehouse, to cease operations at this location and therefore, decided not to reconstruct the buildings. In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. The remaining land is listed for sale.

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned. Advertising costs of $294,000, $315,000 and $221,000 in 2002, 2001 and 2000, respectively, are expensed as incurred.

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)


         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 2002 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. During 1998, the Partnership purchased an additional 15,000 shares of common stock in Public Storage, Inc. at an aggregate cost of $435,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 2002, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 2002, and has recorded a corresponding unrealized (loss) gain totaling $(590,000), $4,928,000 and $910,000 for the years ended December 31, 2002, 2001 and 2000, respectively, as a (decrease) increase to Partnership equity. The Partnership recognized dividends of $1,002,000, $944,000 and $830,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Comprehensive Income:
         ---------------------

                  The primary impact of this statement for the Partnership is to recharacterize unrealized gains or losses in shareholders' equity as "other comprehensive income."

         Other Assets:
         -------------

                  No deferred financing cost is included in other assets at December 31, 2002 while $13,000 of deferred financing costs of is included in other assets at December 31, 2001. Such balance was amortized as interest expense using the straight-line basis over the life of the loan.

         Use of Estimates:
         -----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Impairment of Real Estate:
         --------------------------

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have indicated no impairment.

                  Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.

2.       Summary of Significant Accounting Policies and Partnership Matters
        (Continued)

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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  As of March 20, 2003, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2002, that would have a material impact upon the operations of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), therefore the adoption of SFAS No. 131 had no effect on the Partnership disclosures.

3.       Cash Distributions

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. In June 1989, the Partnership financed its properties and distributed approximately $24,356,000 to its partners. Quarterly distributions were discontinued in 1991. The Partnership resumed with quarterly distributions beginning in the second quarter of 2002. We paid distributions for the year to the limited and general partners totaling $3,300,000 ($75.00 per unit) and $1,144,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       Partners' Equity

                  PSI and Hughes are general partners of the Partnership. In 1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes. As such, Hughes continues to act as a general partner of the Partnership but does not directly receive any compensation, distributions or other consideration from the Partnership.

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

5.       Related Party Transactions

                  The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For 2002, 2001 and 2000, the Partnership paid $514,000, $525,000 and $484,000, respectively, pursuant to these management agreements.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

                  In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

6.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $6,357,000, $5,996,000 and $5,077,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The differences between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       Notes Payable

                  On April 1, 1999, the partnership borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay the Partnership's mortgage debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio. The loan requires monthly payments of interest and matures April 2003. During the first quarter of 2002, the Partnership paid the loan in full without penalty.

                  The partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through April, 2002 effectively changes the interest rate exposure from floating rate to a fixed rate of 5.64% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership recorded the differences paid or received on the interest rate swap in interest expense as payments were made or received. During December 2001, the Partnership terminated this agreement at a cost of approximately $75,000.

                  Interest paid during 2002, 2001 and 2000 was $8,000, $376,000 and $604,000, respectively.

8.       Supplementary Quarterly Financial Data (Unaudited)

                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                           March 31, 2002      June 30, 2002      September 30, 2002     December 31, 2002
                                           --------------     --------------      ------------------     -----------------
Rental Income                              $    2,179,000     $    2,144,000       $     2,201,000        $     2,173,000
Cost of Operations (including
  management fees and depreciation)        $      833,000     $      856,000       $       901,000        $       922,000
Net Income                                 $    1,583,000     $    1,516,000       $     1,562,000        $     1,505,000
Net Income Per Unit                        $        35.98     $        34.45       $         35.50        $         34.20
Distributions                              $            -     $    1,185,000       $     1,541,000        $     1,718,000


                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                           March 31, 2001      June 30, 2001      September 30, 2001     December 31, 2001
                                           --------------     --------------      ------------------     -----------------
Rental Income                              $    2,145,000     $    2,202,000       $     2,231,000        $     2,245,000
Cost of Operations (including
  management fees and depreciation)        $      859,000     $      845,000       $       898,000        $       912,000
Net Income                                 $    1,277,000     $    1,378,000       $     1,686,000        $      1,490,00
Net Income Per Unit                        $        28.73     $        31.02       $         37.93        $         33.52
Distributions                              $            -     $            -      $            -         $            -


9.       Commitments and Contingencies

          Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
         -------------------------------------------------------------

                  The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

                  The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

         Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed January,
         ----------------------------------------------------------------------
         2003)
         -----

                  The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

                  Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2002


                                        Initial Cost
                                 -----------------------------
                                               Building, Land   Costs Subsequent
                                                   Imp &         to construction
         Description                Land          Equipment      (Improvements)
---------------------------      ----------   ----------------  ----------------
    CALIFORNIA
Belmont                            $478,000         $811,000          $251,000
Carson Street                       265,000          563,000           182,000
Palmdale                            114,000          721,000           348,000
Pasadena Fair Oaks                  686,000        1,219,000           381,000
Sacramento Carmichael               305,000          850,000           342,000
Sacramento Florin                   326,000        1,063,000           374,000
San Jose Capitol Quimby             209,000          742,000           246,000
San Jose Felipe                     270,000          935,000           321,000
So. San Francisco
   Spruce (1)                       532,000        1,488,000           573,000

    FLORIDA
Miami Perrine (2)                   230,000                                  -
Miami 27th Avenue                   142,000          878,000           443,000
Miami 29th                          270,000          520,000           251,000

    GEORGIA
Atlanta Montreal Road               397,000          888,000           361,000
Atlanta Mountain
   Industrial Blvd.                 271,000          725,000           464,000
Marietta-Cobb Parkway               219,000          914,000           396,000
                                 ----------   ----------------  ----------------
                                 $4,714,000      $12,317,000        $4,933,000
                                 ==========   ================  ================

                                             Gross Carrying Amount
                                             at December 31, 2002
                                 ----------------------------------------------
                                                Building, Land
                                                    Imp &                            Accumulated          Date
         Description                 Land          Equipment           Total         Depreciation       Completed
---------------------------      -----------    ----------------    -----------     --------------    -------------
    CALIFORNIA
Belmont                            $478,000         $1,062,000       $1,540,000         $933,000         12/79
Carson Street                       265,000            745,000        1,010,000          630,000         01/80
Palmdale                            114,000          1,069,000        1,183,000          957,000         01/80
Pasadena Fair Oaks                  686,000          1,600,000        2,286,000        1,392,000         03/80
Sacramento Carmichael               305,000          1,192,000        1,497,000        1,032,000         07/80
Sacramento Florin                   326,000          1,437,000        1,763,000        1,212,000         06/80
San Jose Capitol Quimby             209,000            988,000        1,197,000          841,000         07/80
San Jose Felipe                     270,000          1,256,000        1,526,000        1,040,000         12/80
So. San Francisco
   Spruce (1)                       532,000          2,061,000        2,593,000        1,673,000         11/80

    FLORIDA
Miami Perrine (2)                   230,000                  0          230,000                0         01/80
Miami 27th Avenue                   142,000          1,321,000        1,463,000        1,099,000         05/80
Miami 29th                          270,000            771,000        1,041,000          687,000         10/79

    GEORGIA
Atlanta Montreal Road               397,000          1,249,000        1,646,000        1,032,000         06/80
Atlanta Mountain
   Industrial Blvd.                 271,000          1,189,000        1,460,000          946,000         09/80
Marietta-Cobb Parkway               219,000          1,310,000        1,529,000        1,096,000         10/79
                                 -----------    ----------------    -----------     --------------
                                 $4,714,000        $17,250,000      $21,964,000      $14,570,000
                                 ===========    ================    ===========     ==============

(1)  A portion of the property has been developed as a business park.

(2) In 1993, the buildings and improvements at the Miami/Perrine property that were destroyed by Hurricane Andrew were written off. In 1996, the Partnership sold approximately 61% of the Miami/Perrine property.

                        Public Storage Properties V, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                            2002                   2001
                                                      -----------------      -----------------
Investment in Real estate
   Balance at the beginning of the year               $      21,600,000      $      21,260,000
   Additions through cash expenditures                          364,000                340,000
                                                      -----------------      -----------------

Balance at the end of the year                        $      21,964,000      $      21,600,000
                                                      =================      =================

Accumulated Depreciation
   Balance at the beginning of the year               $      13,639,000      $      12,661,000
   Additions charged to costs and expenses                      931,000                978,000
                                                      -----------------      -----------------

Balance at the end of the year                        $      14,570,000      $      13,639,000
                                                      =================      =================

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $16,688,000 (unaudited).