Form 10-Q
period 2003-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2003-05-15
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2003

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

                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2003
     and December 31, 2002                                                    2

Condensed statements of income for the three
     months ended March 31, 2003 and 2002                                     3

Condensed statement of partners' equity for the
     three months ended March 31, 2003                                        4

Condensed statements of cash flows for the
     three months ended March 31, 2003 and 2002                               5

Notes to condensed financial statements                                     6-8

Management's discussion and analysis of
     financial condition and results of operations                         9-10

Risk Factors                                                              11-13

Controls and Procedures                                                      13

PART II.  OTHER INFORMATION (Items 2 - 5 are not applicable)

Item 1  Legal Proceedings                                                    14

Item 6  Exhibits and Reports on From 8-K                                     14

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 March 31,           December 31,
                                                                                   2003                 2002
                                                                             -----------------    -----------------
                                                                                (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                     $     1,544,000      $     1,439,000
Marketable securities of affiliate (cost of $8,181,000)                            16,635,000           17,695,000
Rent and other receivables                                                            132,000              227,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,293,000           17,250,000
     Land                                                                           4,714,000            4,714,000
                                                                             -----------------    -----------------
                                                                                   22,007,000           21,964,000

     Less accumulated depreciation                                                (14,803,000)         (14,570,000)
                                                                             -----------------    -----------------
                                                                                    7,204,000            7,394,000

Other assets                                                                           80,000              109,000
                                                                             -----------------    -----------------

Total assets                                                                  $    25,595,000      $    26,864,000
                                                                             =================    =================


                     LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                              $       184,000      $       183,000
Deferred revenue                                                                      216,000              201,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                          12,430,000           12,597,000
     General partners' equity                                                       4,311,000            4,369,000
     Other comprehensive income                                                     8,454,000            9,514,000
                                                                             -----------------    -----------------

     Total partners' equity                                                        25,195,000           26,480,000
                                                                             -----------------    -----------------

Total liabilities and partners' equity                                        $    25,595,000      $    26,864,000
                                                                             =================    =================

                             See accompanying notes.
                                        2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                 -----------------------------------------
                                                                        2003                   2002
                                                                 ------------------     ------------------
REVENUES:

Rental income                                                     $      2,157,000       $      2,179,000
Dividends from marketable securities of affiliate                          251,000                251,000
Other income                                                                18,000                 14,000
                                                                 ------------------     ------------------

                                                                         2,426,000              2,444,000
                                                                 ------------------     ------------------

COSTS AND EXPENSES:

Cost of operations                                                         535,000                474,000
Management fees paid to affiliates                                         132,000                130,000
Depreciation and amortization                                              233,000                229,000
Administrative                                                              32,000                 24,000
Interest expense                                                                 -                  4,000
                                                                 ------------------     ------------------

                                                                           932,000                861,000
                                                                 ------------------     ------------------

NET INCOME                                                        $      1,494,000       $      1,583,000
                                                                 ==================     ==================

Limited partners' share of net income ($23.95 per
   unit in 2003 and $35.61 per unit in 2002)                      $      1,054,000       $      1,567,000

General partners' share of net income                                      440,000                 16,000
                                                                 ------------------     ------------------
                                                                  $      1,494,000       $      1,583,000
                                                                 ==================     ==================

COMPREHENSIVE INCOME:

Net income                                                        $      1,494,000       $      1,583,000
Other comprehensive income - (decrease) increase in
   unrealized gain on marketable equity securities                      (1,060,000)             1,925,000
                                                                 ------------------     ------------------
                                                                  $        434,000       $      3,508,000
                                                                 ==================     ==================

                             See accompanying notes.
                                        3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners           Partners            Income              Equity
                                             ------------------ ------------------ ------------------ ------------------
Balance at December 31, 2002                  $     12,597,000   $       4,369000   $      9,514,000   $     26,480,000

Change in unrealized gain of marketable equity
   securities                                                -                  -         (1,060,000)        (1,060,000)

Net income                                           1,054,000            440,000                  -          1,494,000

Distributions                                       (1,276,000)          (443,000)                 -         (1,719,000)

Equity transfer                                         55,000            (55,000)                 -                  -
                                             ------------------ ------------------ ------------------ ------------------
Balance at March 31, 2003                     $     12,430,000   $      4,311,000   $      8,454,000   $     25,195,000
                                             ================== ================== ================== ==================

                             See accompanying notes.
                                        4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                              -------------------------------------
                                                                                   2003                 2002
                                                                              ----------------     ----------------
Cash flows from operating activities:

     Net income                                                                $    1,494,000       $    1,583,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 233,000              229,000
         Decrease in rent and other receivables                                        95,000               81,000
         Amortization of prepaid loan fees                                                  -                3,000
         Decrease (increase) in other assets                                           29,000              (18,000)
         Increase in accounts payable                                                   1,000              278,000
         Increase in deferred revenue                                                  15,000               23,000
                                                                              ----------------     ----------------

              Total adjustments                                                       373,000              596,000
                                                                              ----------------     ----------------

              Net cash provided by operating activities                             1,867,000            2,179,000
                                                                              ----------------     ----------------

Cash flow from investing activities:

     Additions to real estate facilities                                              (43,000)             (43,000)
                                                                              ----------------     ----------------

              Net cash used in investing activities                                   (43,000)             (43,000)
                                                                              ----------------     ----------------

Cash flow from financing activities:

     Distributions paid to partners                                                (1,719,000)                   -
     Principal payments on note to commercial bank                                          -           (1,550,000)
                                                                              ----------------     ----------------

              Net cash used in financing activities                                (1,719,000)          (1,550,000)
                                                                              ----------------     ----------------

Net increase in cash and cash equivalents                                             105,000              586,000

Cash and cash equivalents at beginning of period                                    1,439,000              449,000
                                                                              ----------------     ----------------

Cash and cash equivalents at end of period                                     $    1,544,000       $    1,035,000
                                                                              ================     ================

Supplemental schedule of non-cash activities:

     (Decrease) increase in fair market value of marketable securities
         Marketable securities                                                 $   (1,060,000)      $    1,925,000
                                                                              ================     ================
         Other comprehensive income                                            $   (1,060,000)      $    1,925,000
                                                                              ================     ================

                             See accompanying notes.
                                        5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2002.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2003, the results of its operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 2003 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2003, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 2003. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On April 1, 1999, we borrowed $17,000,000 from a commercial bank. The proceeds of the loan were used to repay our mortgage debt. The loan was unsecured and bore interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on our interest coverage ratio. The loan was originally scheduled to mature April 2003. During the first quarter of 2002, the Partnership repaid the loan in full without penalty.

6. The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. In June 1989, the Partnership financed its properties and distributed approximately $24,356,000 to its partners. Quarterly distributions were discontinued in 1991 to allow for scheduled debt service. The Partnership resumed quarterly distributions beginning in the second quarter of 2002 because the debt was paid off in the first quarter of 2002. We paid distributions for the first three months of 2003 to the limited and general partners totaling $1,276,000 ($29.00 per unit) and $443,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

7. We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b)a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have indicated no impairment.

         Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sales process for impairment.

8.       Related Party Transactions

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the three months ended March 31, 2003 and 2002, the Partnership paid $132,000 and $130,000, respectively, pursuant to these management agreements.

         Marketable securities at March 31, 2003 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

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

9.       Commitments and Contingencies

         Legal Proceedings

         Serrao v. Public Storage, Inc. (Filed April 2003)
         -------------------------------------------------
         (Superior Court - Orange County)
         --------------------------------

         The plaintiff in this case filed a suit against Public Storage on behalf of a putative class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresents the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
         v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. Public Storage is vigorously contesting the claims upon which this lawsuit is based.

         Salaam, et. Al V. Public Storage, Inc. (filed February 2000) (Superior Court - Los Angeles County)

         The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability cannot be estimated, but can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

         The Partnership is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Partnership believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial portion of the Partnership.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at March 31, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses which we are aware of, are described in Note 9 to the partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002:

         Our net income for the three months ended March 31, 2003 was $1,494,000 compared to $1,583,000 for the three months ended March 31, 2002, representing a decrease of $89,000 or 6%. The decrease is primarily attributable to a decrease in property net operating income at the Partnership's real estate facilities.

         Rental income for the three months ended March 31, 2003 was $2,157,000 compared to $2,179,000 for the three months ended March 31, 2002, representing a decrease of $22,000 or 1%. This decrease is attributable to a decrease in rental income at the Partnership's mini-warehouse facilities and the San Francisco business park facility. Annual realized rent at the mini-warehouse facilities for the three months ended March 31, 2003 decreased to $12.82 per occupied square foot from $12.95 per occupied square foot for the three months ended March 31, 2002, a 1% decrease. Weighted average occupancy levels at the mini-warehouse facility were 87% for each of the three months ended March 31, 2003 and 2002, respectively.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 2003 was $667,000 compared to $604,000 for the three months ended March 31, 2002 representing an increase of $63,000 or 10%. This increase is mainly attributable to increases in payroll and advertising expenses.

         For the three months ended March 31, 2002, we incurred $4,000 of interest expense. As a result of the loan being paid in full during 2002, there was no interest expense incurred in the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($1,867,000 for the three months ended March 31, 2003) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 2002, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $16,635,000 (cost basis of $8,181,000 at March 31, 2003). We received $251,000 in dividends for the three months ended March 31, 2003.

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

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. In June 1989, the Partnership financed its properties and distributed approximately $24,356,000 to its partners. Quarterly distributions were discontinued in 1991 in order to service the debt. The Partnership resumed quarterly distributions beginning in the second quarter of 2002. We paid distributions for the first three months of 2003 to the limited and general partners totaling $1,276,000 ($29.00 per unit) and $443,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

RISK FACTORS
------------

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2002, you should consider the following factors in evaluating the Partnership:

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

         o    potential terrorists attacks;

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

                           PART II. OTHER INFORMATION


Item 1   Legal Proceedings

         Serrao v. Public Storage, Inc. (Filed April 2003)
         -------------------------------------------------
         (Superior Court - Orange County)
         --------------------------------

         The plaintiff in this case filed a suit against Public Storage on behalf of a putative class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresents the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
         v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. Public Storage is vigorously contesting the claims upon which this lawsuit is based.

         The Partnership is also a party to the actions described under "Item 3. Legal Proceedings" in the Partnership's 2002 annual report on Form 10-K. Except as described above, there have been no material developments in the actions described in the Partnership's 2002 annual report on Form 10-K.

         The Partnership is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Partnership believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial portion of the Partnership.

Items 2 through 5 are inapplicable.

Item 6   Exhibits and Reports on Form 8-K

         (a) The following exhibit is included herein:

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





                                       DATED: May 15, 2003

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