Form 10-Q
period 2003-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2003-08-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


             California                                            95-3292068
-------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

      701 Western Avenue
     Glendale, California                                               91201
-------------------------------                               ---------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (818) 244-8080
                                                              ---------------

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

                                      INDEX


                                                                        Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2003
     and December 31, 2002                                                 2

Condensed statements of income for the three and six
     months ended June 30, 2003 and 2002                                   3

Condensed statement of partners' equity for the
     six months ended June 30, 2003                                        4

Condensed statements of cash flows for the
     six months ended June 30, 2003 and 2002                               5

Notes to condensed financial statements                                  6-8

Management's discussion and analysis of
     financial condition and results of operations                      9-11

Risk Factors                                                           11-12

Controls and Procedures                                                   13

PART II.  OTHER INFORMATION (Items 2 - 4 not applicable)

Item 1  Legal Proceedings                                                 14

Item 6  Exhibits and Reports on Form 8-K                                  14

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS



                                                                                 June 30,            December 31,
                                                                                   2003                  2002
                                                                              ----------------     ----------------
                                                                                (Unaudited)

                                                       ASSETS

Cash and cash equivalents                                                     $     1,495,000      $     1,439,000
Marketable securities of affiliate (cost of $8,181,000)                            18,556,000           17,695,000
Rent and other receivables                                                            139,000              227,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,373,000           17,250,000
     Land                                                                           4,714,000            4,714,000
                                                                              ----------------     ----------------
                                                                                   22,087,000           21,964,000

     Less accumulated depreciation                                                (15,037,000)         (14,570,000)
                                                                              ----------------     ----------------
                                                                                    7,050,000            7,394,000

Other assets                                                                           80,000              109,000
                                                                              ----------------     ----------------
Total assets                                                                  $    27,320,000      $    26,864,000
                                                                              ================     ================

                                          LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                              $       254,000      $       183,000
Deferred revenue                                                                      206,000              201,000

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                          12,240,000           12,597,000
     General partners' equity                                                       4,245,000            4,369,000
     Other comprehensive income                                                    10,375,000            9,514,000
                                                                              ----------------     ----------------
     Total partners' equity                                                        26,860,000           26,480,000
                                                                              ----------------     ----------------

Total liabilities and partners' equity                                        $    27,320,000      $    26,864,000
                                                                              ================     ================



                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                           ---------------------------------     ---------------------------------
                                                              2003               2002                2003               2002
                                                           --------------     --------------     --------------      -------------

REVENUES:

Rental income                                              $   2,176,000      $   2,144,000      $   4,333,000       $   4,323,000
Dividends from marketable securities of affiliate                250,000            250,000            501,000             501,000
Other income                                                      18,000             17,000             36,000              31,000
                                                           --------------     --------------     --------------      -------------
                                                               2,444,000          2,411,000          4,870,000           4,855,000
                                                           --------------     --------------     --------------      -------------

COSTS AND EXPENSES:

Cost of operations                                               587,000            497,000          1,122,000             971,000
Management fees paid to affiliates                               130,000            127,000            262,000             257,000
Depreciation and amortization                                    234,000            232,000            467,000             461,000
Administrative                                                    30,000             39,000             62,000              63,000
Interest expense                                                       -                  -                  -               4,000
                                                           --------------     --------------     --------------      -------------
                                                                 981,000            895,000          1,913,000           1,756,000
                                                           --------------     --------------     --------------      -------------

NET INCOME                                                 $   1,463,000      $   1,516,000      $   2,957,000       $   3,099,000
                                                           ==============     ==============     ==============      =============


  Limited partners' share of net income ($47.20 per unit
    in 2003 and $63.07 per unit in 2002)                                                         $   2,077,000       $   2,775,000

General partners' share of net income                                                                  880,000             324,000
                                                                                                 --------------      -------------
                                                                                                 $   2,957,000       $   3,099,000
                                                                                                 ==============      =============
COMPREHENSIVE INCOME:

Net income                                                                                       $   2,957,000       $   3,099,000
Other comprehensive income (change in unrealized
   gain of marketable equity securities)                                                               861,000           1,986,000
                                                                                                 --------------      -------------
                                                                                                 $   3,818,000       $   5,085,000
                                                                                                 ==============      =============



                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners           Partners            Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 2002                  $     12,597,000   $      4,369,000   $      9,514,000   $     26,480,000

Change in unrealized gain of marketable equity
   securities                                                -                  -            861,000            861,000

Net income                                           2,077,000            880,000                  -          2,957,000

Distributions                                       (2,552,000)          (886,000)                 -         (3,438,000)

Equity transfer                                        118,000           (118,000)                 -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at June 30, 2003                      $     12,240,000   $      4,245,000   $     10,375,000   $     26,860,000
                                              =================  =================  =================  =================



                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                   2003                 2002
                                                                               ---------------      ---------------
Cash flows from operating activities:

     Net income                                                                $    2,957,000       $    3,099,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 467,000              461,000
         Decrease in rent and other receivables                                        88,000              155,000
         Amortization of prepaid loan fees                                                  -                3,000
         Decrease (increase) in other assets                                           29,000               (4,000)
         Increase in accounts payable                                                  71,000              161,000
         Increase in deferred revenue                                                   5,000               33,000
                                                                               ---------------      ---------------
              Total adjustments                                                       660,000              809,000
                                                                               ---------------      ---------------
              Net cash provided by operating activities                             3,617,000            3,908,000
                                                                               ---------------      ---------------

Cash flow from investing activities:

     Additions to real estate facilities                                             (123,000)            (238,000)
                                                                               ---------------      ---------------
              Net cash used in investing activities                                  (123,000)            (238,000)
                                                                               ---------------      ---------------

Cash flow from financing activities:

     Distributions paid to partners                                                (3,438,000)          (1,185,000)
     Principal payments on note to commercial bank                                          -           (1,550,000)
                                                                               ---------------      ---------------
              Net cash used in financing activities                                (3,438,000)          (2,735,000)
                                                                               ---------------      ---------------

Net increase in cash and cash equivalents                                              56,000              935,000

Cash and cash equivalents at beginning of period                                    1,439,000              449,000
                                                                               ---------------      ---------------

Cash and cash equivalents at end of period                                     $    1,495,000       $    1,384,000
                                                                               ===============      ===============

Supplemental schedule of non-cash activities:

     Increase in fair market value of marketable securities
         Marketable securities                                                 $      861,000       $    1,986,000
                                                                               ===============      ===============
         Other comprehensive income                                            $      861,000       $    1,986,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 2003 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2003, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 2003.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

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

6. The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. In June 1989, the Partnership financed its properties and distributed approximately $24,356,000 to its partners. Quarterly distributions were discontinued in 1991 to allow for scheduled debt service. The Partnership resumed quarterly distributions beginning in the second quarter of 2002 because the debt was paid off in the first quarter of 2002. We paid distributions for the first six months of 2003 to the limited and general partners totaling $2,552,000 ($58.00 per unit) and $886,000, respectively, as compared to $880,000 ($20.00 per unit) and $305,000, respectively, for the same period in 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

7. We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b)a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2003.

         Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sales process for impairment.

8.       Related Party Transactions

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the six months ended June 30, 2003 and 2002, the Partnership paid $262,000 and $257,000, respectively, pursuant to these management agreements.

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

         Marketable securities at June 30, 2003 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

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

9.       Commitments and Contingencies

         Legal Proceedings

         Serrao v. Public  Storage,  Inc.  (Filed April 2003)  (Superior Court -
         -----------------------------------------------------------------------
         Orange County)
         --------------

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

         Salaam, et. Al V. Public Storage,  Inc. (filed February 2000) (Superior
         -----------------------------------------------------------------------
         Court - Los Angeles County)
         ---------------------------

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (as discussed below) and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at June 30, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002:

         Our net income for the six months ended June 30, 2003 was $2,957,000 compared to $3,099,000 for the six months ended June 30, 2002 representing a decrease of $142,000 or 5%. Our net income for the three months ended June 30, 2003 was $1,463,000 compared to $1,516,000 for the three months ended June 30, 2002, representing a decrease of $53,000 or 4%. These decreases are primarily attributable to decreases in property net operating income at the Partnership's real estate facilities.

         Rental income for the six months ended June 30, 2003 was $4,333,000 compared to $4,323,000 for the six months ended June 30, 2002, representing an increase of $10,000. Rental income for the three months ended June 30, 2003 was $2,176,000 compared to $2,144,000 for the three months ended June 30, 2002, representing an increase of $32,000 or 1%. These increases are attributable to an increase in rental income at the Partnership's mini-warehouse facilities. Annual realized rent at the mini-warehouse facilities for the six months ended June 30, 2003 decreased to $12.71 per occupied square foot from $12.74 per occupied square foot for the six months ended June 30, 2002. Annual realized rent at the mini-warehouse facilities for the three months ended June 30, 2003 increased to $12.60 per occupied square foot from $12.54 per occupied square foot for the three months ended June 30, 2002. Weighted average occupancy levels at the mini-warehouse facilities remained stable at 88% for the six months ended June 30, 2003 and 2002. Weighted average occupancy levels at the mini-warehouse facilities were 90% and 89% for the three months ended June 30, 2003 and 2002, respectively.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 2003 was $1,384,000 compared to $1,228,000 for the six months ended June 30, 2002, representing an increase of $156,000 or 13%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 2003 was $717,000 compared to $624,000 for the three months ended June 30, 2002, representing an increase of $93,000 or 15%. The increase in cost of operations for the three and six months ended June 30, 2003, is primarily due to increases in payroll, advertising and promotion and property insruance costs.

         For the six months ended June 30, 2002, we incurred $4,000 of interest expense. As a result of the loan being paid in full during 2002, there was no interest expense incurred in the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($3,617,000 for the six months ended June 30, 2003) have been sufficient to meet all current obligations of the Partnership.

         At June 30, 2003, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $18,556,000 (cost basis of $8,181,000 at June 30, 2003). We recognized $501,000 in dividends for the six months ended June 30, 2003.

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

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. In June 1989, the Partnership financed its properties and distributed approximately $24,356,000 to its partners. Quarterly distributions were discontinued in 1991 in order to service the debt. The Partnership resumed quarterly distributions beginning in the second quarter of 2002. We paid distributions for the first six months of 2003 to the limited and general partners totaling $2,552,000 ($58.00 per unit) and $886,000, respectively, as compared to $880,000 ($20.00 per unit) and $305,000, respectively, for the same period in 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 96% of our rental revenue during 2003. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

CONTROLS AND PROCEDURES
-----------------------

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

         As of the end of the fiscal quarter covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and the Partnership's Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1   Legal Proceedings
         -----------------

         Serrao v. Public  Storage,  Inc.  (Filed April 2003)  (Superior Court -
         -----------------------------------------------------------------------
         Orange County)
         --------------

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

Item 6 Exhibits and Reports on Form 8-K.
       ---------------------------------

         (a)  The following exhibits are included herein:

              31.1 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

              32   Certification  of CEO and CFO  pursuant to 18 U.S.C.  Section
                   1350,   as   adopted   pursuant   to   section   906  of  the
                   Sarbanes-Oxley Act of 2002

         (b)  Form 8-K

                None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DATED: August 14, 2003

                                             PUBLIC STORAGE PROPERTIES V, LTD.

                                             BY:  Public Storage, Inc.
                                                  General Partner



                                             BY:   /s/ John Reyes
                                                  -----------------
                                                  John Reyes
                                                  Senior Vice President and
                                                  Chief Financial Officer