Form 10-Q
period 2004-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2004-05-17
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2004

                                       or

[  ]  Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD.
             (Exact name of registrant as specified in its charter)


                 California                                  95-3292068
       -------------------------------                 ----------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

  701 Western Avenue, Glendale, California                   91201-2349
  ----------------------------------------                  ------------
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

     [X] Yes             [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at May 13, 2004: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                      Pages
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at March 31, 2004
              and December 31, 2003                                       1

              Condensed Statements of Income for the Three
              Months Ended March 31, 2004 and 2003                        2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2004                           3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2004 and 2003                  4

              Notes to Condensed Financial Statements                  5-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           10-11

Item 2A.      Risk Factors                                            11-13

Item 4.       Controls and Procedures                                    13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                          14

Item 6.       Exhibits and Reports on Form 8-K                           14

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 March 31,              December 31,
                                                                                   2004                    2003
                                                                             -----------------     ------------------
                                   (Unaudited)

                                                       ASSETS

Cash and cash equivalents                                                     $     1,527,000      $     1,367,000
Marketable securities of affiliate (cost of $8,181,000)                            26,479,000           23,660,000
Rent and other receivables                                                            160,000              191,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,614,000           17,564,000
     Land                                                                           4,714,000            4,714,000
                                                                             -----------------     ------------------
                                                                                   22,328,000           22,278,000

     Less accumulated depreciation                                                (15,721,000)         (15,510,000)
                                                                             -----------------     ------------------
                                                                                    6,607,000            6,768,000

Other assets                                                                           91,000               78,000
                                                                             -----------------     ------------------
Total assets                                                                  $    34,864,000      $    32,064,000
                                                                             =================     ==================

                                          LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                      $       321,000      $       170,000
Deferred revenue                                                                      241,000              239,000

Commitments and Contingencies (Note 5)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                          11,883,000           12,011,000
     General partners' equity                                                       4,121,000            4,165,000
     Other comprehensive income                                                    18,298,000           15,479,000
                                                                             -----------------     ------------------
     Total partners' equity                                                        34,302,000           31,655,000
                                                                             -----------------     ------------------
Total liabilities and partners' equity                                        $    34,864,000      $    32,064,000
                                                                             =================     ==================


                            See accompanying notes.
                                       1

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                        March 31,
                                                              ---------------------------------
                                                                  2004               2003
                                                              --------------    ---------------

REVENUES:

Rental income                                                 $   2,234,000      $   2,157,000
Dividends from marketable securities of affiliate                   251,000            251,000
Other income                                                         20,000             18,000
                                                              --------------    ---------------
                                                                  2,505,000          2,426,000
                                                              --------------    ---------------
COSTS AND EXPENSES:

Cost of operations                                                  586,000            535,000
Management fees paid to affiliates                                  133,000            132,000
Depreciation and amortization                                       211,000            233,000
Administrative                                                       28,000             32,000
                                                              --------------    ---------------
                                                                    958,000            932,000
                                                              --------------    ---------------
NET INCOME                                                    $   1,547,000      $   1,494,000
                                                              ==============    ===============

  Limited partners' share of net income ($25.14 per unit
    in 2004 and $23.95 per unit in 2003)                      $   1,106,000      $   1,054,000

General partners' share of net income                               441,000            440,000
                                                              --------------    ---------------
                                                              $   1,547,000      $   1,494,000
                                                              ==============    ===============
COMPREHENSIVE INCOME:

Net income                                                    $   1,547,000      $   1,494,000
Other comprehensive income (change in unrealized
   gain of marketable equity securities)                      $   2,819,000      $  (1,060,000)
                                                              --------------    ---------------
                                                              $   4,366,000      $     434,000
                                                              ==============    ===============



                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              -----------------  ----------------   ----------------   -----------------

Balance at December 31, 2003                  $     12,011,000   $      4,165,000   $     15,479,000   $     31,655,000

Change in unrealized gain of marketable equity
   securities                                                -                  -          2,819,000          2,819,000


Net income                                           1,106,000            441,000                  -          1,547,000

Distributions                                       (1,276,000)          (443,000)                 -         (1,719,000)

Equity transfer                                         42,000            (42,000)                 -                  -

                                              -----------------  ----------------   ----------------   -----------------
Balance at March 31, 2004                     $     11,883,000   $      4,121,000   $     18,298,000   $     34,302,000
                                              =================  ================   ================   =================

                             See accompanying notes

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                           March 31,

                                                                                   2004                 2003
                                                                               ---------------       ---------------
Cash flows from operating activities:

     Net income                                                                $    1,547,000       $    1,494,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 211,000              233,000
         Decrease in rent and other receivables                                        31,000               95,000
         (Increase) decrease in other assets                                          (13,000)              29,000
         Increase in accounts payable and accrued liabilities                         151,000                1,000
         Increase in deferred revenue                                                   2,000               15,000
                                                                               ---------------       ---------------
              Total adjustments                                                       382,000              373,000
                                                                               ---------------       ---------------
              Net cash provided by operating activities                             1,929,000            1,867,000
                                                                               ---------------       ---------------
Cash flow from investing activities:

     Additions to real estate facilities                                              (50,000)             (43,000)
                                                                               ---------------       ---------------
              Net cash used in investing activities                                   (50,000)             (43,000)
                                                                               ---------------       ---------------
Cash flow from financing activities:

     Distributions paid to partners                                                (1,719,000)          (1,719,000)
                                                                               ---------------       ---------------
              Net cash used in financing activities                                (1,719,000)          (1,719,000)
                                                                               ---------------       ---------------
Net increase in cash and cash equivalents                                             160,000              105,000

Cash and cash equivalents at beginning of period                                    1,367,000            1,439,000
                                                                               ---------------       ---------------
Cash and cash equivalents at end of period                                     $    1,527,000       $    1,544,000
                                                                               ===============      ================
Supplemental schedule of non-cash activities:

     Change in fair market value of marketable securities
         Marketable securities                                                 $    2,819,000       $   (1,060,000)
                                                                               ===============      ================
         Other comprehensive income                                            $    2,819,000       $   (1,060,000)
                                                                               ===============      ================


                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.       DESCRIPTION OF THE BUSINESS

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

         The Partnership was formed to engage in the business of developing and operating self-storage facilities offering storage space for personal and business use. The Partnership owns 14 operating facilities located in three states. A portion of one of the operating facilities was developed as a business park and is operated, pursuant to a management agreement, by PS Business Parks, L.P. (see Note 4). The Partnership also owns a parcel of land in Florida.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

         Use of Estimates:
         -----------------

         The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

         Allocation of Net Income:
         -------------------------

         The general partners' share of net income consists of amounts attributable to their 1% capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (See "Ownership Interests by the General Partner" under
         Note 4). All remaining net income is allocated to the limited partners.

         Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Marketable Securities:
         ----------------------

         Marketable securities at March 31, 2004 and December 31, 2003 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at March 31, 2004 and December 31, 2003, the Partnership has recorded the marketable securities at fair value, based upon the closing price of the securities as of those dates, and has recorded a corresponding unrealized gain totaling $2,819,000 and an unrealized loss of $1,060,000 for the three months ended March 31, 2004 and 2003, respectively, as a increase (decrease) to Partnership equity. The Partnership recognized dividends of $251,000 for each of the three month periods ended March 31, 2004 and 2003.

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

         Income Taxes:
         -------------

         Public Storage Properties V, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2004.

         Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Property taxes are accrued based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses totaled $88,000 and $73,000 for the three months ended March 31, 2004 and 2003, respectively.

         Environmental Costs:
         --------------------

         The Partnership's policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Although there can be no assurance, we are not aware of any environmental contamination at any of our facilities, which, individually or in the aggregate, would be material to our overall business, financial condition or results of operations.

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $1,276,000 ($29.00 per unit) and $443,000, respectively, for the each of the three months periods ended March 31, 2004 and 2003. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business park is managed by PS Business Parks, L.P. ("PSBP") pursuant to a management agreement. PSBP, an affiliate of PSI, operates the Partnership's business park for a fee equal to 5% of the facility's gross income. For the three months ended March 31, 2004 and 2003, the Partnership paid $133,000 and $132,000, respectively, pursuant to these management agreements.

         The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. The management agreement between the Partnership and PSBP may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $251,000 and $208,000 for the three months ended March 31, 2004 and 2003, respectively.

         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at March 31, 2004 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

         Ownership Interest by the General Partners:
         -------------------------------------------

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

         As of March 31, 2004, Hughes and members of his family own 28.2% of the Limited Partnership units. PSI and its affiliates own 33.5% of the Limited Partnership units.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the three months ended March 31, 2004.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003)
         ----------------------------------------------------
         (Superior Court - Orange County)
         --------------------------------

         The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from PSI. Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is  substantially  similar to those in Henriquez
         v. Public  Storage,  Inc.,  which was  disclosed in prior  reports.  In
         January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. PSI is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Salaam et al v. Public  Storage,  Inc.  (filed February 2000)
         -------------------------------------------------------------
         (Superior Court - Los Angeles County)
         -------------------------------------

         The plaintiffs in this case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

         PSI is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

         Other Items
         -----------

         PSI and The Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the operations or financial position of the Partnership.

         Insurance and Loss Exposure:
         ----------------------------

         Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re and also insure portions of these risks through nationally recognized insurance carriers.

         The Partnership, STOR-Re and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Partnership's condensed financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates,","may," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (as discussed below) and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at March 31, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses of which we are aware are described in Note 5 to the Partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated. Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred in a full year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003:

         Our net income for the three months ended March 31, 2004 was $1,547,000 compared to $1,494,000 for the three months ended March 31, 2003, representing an increase of $53,000 or 4%.

         Rental income for the three months ended March 31, 2004 was $2,234,000 compared to $2,157,000 for the three months ended March 31, 2003, representing an increase of $77,000 or 4%. The increase in rental income is attributable to an increase in weighted average occupancy at the Partnership's self-storage facilities, partially offset by a reduction in the annualized realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 88% and 87% for the three months ended March 31, 2004 and 2003, respectively. Annualized realized rent at the self-storage facilities for the three months ended March 31, 2004 increased to $12.70 per occupied square foot from $12.30 per occupied square foot for the three months ended March 31, 2003.

         Cost of operations  (including  management  fees paid to affiliates-see
Note 4 to the Financial Statements) for the three months ended March 31, 2004 was $719,000 compared to $667,000 for the three months ended March 31, 2003, representing an increase of $52,000 or 8%. The increase in cost of operations for the three months ended March 31, 2004, is primarily due to increases in advertising and promotion, property tax, repairs and maintenance, and property insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities ($1,929,000 for the three months ended March 31, 2004) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 2004, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $26,479,000 (cost basis of $8,181,000). We recognized $251,000 in dividends for the three months ended March 31, 2004.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,276,000 ($29.00 per unit) and $443,000, respectively, for the three months ended March 31, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

         The Partnership may borrow in the future with the intent of using the proceeds to finance distributions to the limited and general partners.

ITEM 2A. RISK FACTORS

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2003, you should consider the following factors in evaluating the Partnership:

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Public Storage, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance..

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is a party to the actions described under "Item 3. Legal Proceedings" in the Partnership's 2003 annual report on Form 10-K. There have been no material developments in the actions described in the Partnership's 2003 annual report on Form 10-K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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




                                          DATED: May 14, 2004

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