Form 10-Q
period 2004-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2004-08-16
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 2004
                                --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


              California                                   95-3292068
--------------------------------------------- ----------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                Identification Number)

 701 Western Avenue, Glendale, California                91201-2349
--------------------------------------------- ----------------------------------
  (Address of principal executive offices)                (Zip Code)

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

                [ ] Yes                   [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at August 13, 2004: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                           Pages
                                                                           -----
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at June 30, 2004
              and December 31, 2003                                            1

              Condensed Statements of Income and Comprehensive Income for the
              Three and Six Months Ended June 30, 2004 and 2003                2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2004                                   3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2004 and 2003                          4

              Notes to Condensed Financial Statements                        5-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10-12

Item 2A.      Risk Factors                                                 12-14

Item 4.       Controls and Procedures                                         14

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                               15

Item 6.       Exhibits and Reports on Form 8-K                                15

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                   June 30,        December 31,
                                                                                    2004                2003
                                                                             -------------------- -------------------
                                                                                 (Unaudited)

                                     ASSETS
                                     ------
Cash and cash equivalents                                                     $     1,400,000      $     1,367,000
Marketable securities of affiliate (cost of $8,181,000)                            24,991,000           23,660,000
Rent and other receivables                                                            168,000              191,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,752,000           17,564,000
     Land                                                                           4,714,000            4,714,000
                                                                             -------------------- -------------------
                                                                                   22,466,000           22,278,000

     Less accumulated depreciation                                                (15,964,000)         (15,510,000)
                                                                             -------------------- -------------------
                                                                                    6,502,000            6,768,000

Other assets                                                                          109,000               78,000
                                                                             -------------------- -------------------

Total assets                                                                  $    33,170,000      $    32,064,000
                                                                             ==================== ===================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable and accrued liabilities                                      $       317,000      $       170,000
Deferred revenue                                                                      237,000              239,000

Commitments and contingencies (Note 5)                                                      -                    -

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                          11,736,000           12,011,000
     General partners' equity                                                       4,070,000            4,165,000
     Other comprehensive income                                                    16,810,000           15,479,000
                                                                             -------------------- -------------------

     Total partners' equity                                                        32,616,000           31,655,000
                                                                             -------------------- -------------------

Total liabilities and partners' equity                                        $    33,170,000      $    32,064,000
                                                                             ==================== ===================


                            See accompanying notes.
                                       1

                        PUBLIC STORAGE PROPERTIES V, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                              June 30,
                                                           ------------------------------------ ------------------------------------
                                                                 2004               2003                2004               2003
                                                           -------------------  ---------------  ------------------  ---------------

REVENUES:
Rental income                                                 $  2,271,000      $   2,176,000      $   4,505,000       $   4,333,000
Dividends from marketable securities of affiliate                  250,000            250,000            501,000             501,000
Other income                                                        21,000             18,000             41,000              36,000
                                                           -------------------  ---------------  ------------------  ---------------

                                                                 2,542,000          2,444,000          5,047,000           4,870,000
                                                           -------------------  ---------------  ------------------  ---------------

COSTS AND EXPENSES:

Cost of operations                                                 607,000            587,000          1,193,000           1,122,000
Management fees paid to affiliates                                 136,000            130,000            269,000             262,000
Depreciation and amortization                                      243,000            234,000            454,000             467,000
Administrative                                                      36,000             30,000             64,000              62,000
                                                           -------------------  ---------------  ------------------  ---------------

                                                                 1,022,000            981,000          1,980,000           1,913,000
                                                           -------------------  ---------------  ------------------  ---------------

NET INCOME:                                                  $   1,520,000      $   1,463,000      $   3,067,000       $   2,957,000
                                                           ===================  ===============  ==================  ===============


 Limited partners' share of net income ($49.68 per unit
    in 2004 and $47.20 per unit in 2003)                                                           $   2,186,000       $   2,077,000


General partners' share of net income                                                                    881,000             880,000
                                                                                                 ------------------  ---------------

                                                                                                   $   3,067,000       $   2,957,000
                                                                                                 ==================  ===============

COMPREHENSIVE INCOME:

Net income                                                                                         $   3,067,000       $   2,957,000
Other comprehensive income (change in unrealized
   gain of marketable equity securities)                                                               1,331,000             861,000
                                                                                                 ------------------  ---------------


                                                                                                   $   4,398,000       $   3,818,000
                                                                                                 ==================  ===============

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                                 Limited            General        Comprehensive     Total Partners'
                                                                Partners'          Partners'          Income              Equity
                                                          ------------------ ----------------- ------------------ ------------------
Balance at December 31, 2003                              $     12,011,000   $      4,165,000   $     15,479,000   $     31,655,000

Change in unrealized gain of marketable equity
   securities                                                            -                  -          1,331,000          1,331,000


Net income                                                       2,186,000            881,000                  -          3,067,000

Distributions                                                   (2,552,000)          (885,000)                 -         (3,437,000)

Equity transfer                                                     91,000            (91,000)                 -                  -
                                                          ------------------ ----------------- ------------------ ------------------

Balance at June 30, 2004                                  $     11,736,000    $     4,070,000    $    16,810,000    $     32,616,000
                                                          ================== ================= ================== ==================


                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                   2004                 2003
                                                                              ------------------- ------------------
Cash flows from operating activities:
     Net income                                                                $    3,067,000       $    2,957,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 454,000              467,000
         Decrease in rent and other receivables                                        23,000               88,000
         (Increase) decrease in other assets                                          (31,000)              29,000
         Increase in accounts payable and accrued liabilities                         147,000               71,000
         (Decrease) increase in deferred revenue                                       (2,000)               5,000
                                                                              ------------------- ------------------

              Total adjustments                                                       591,000              660,000
                                                                              ------------------- ------------------

              Net cash provided by operating activities                             3,658,000            3,617,000
                                                                              ------------------- ------------------

Cash flow from investing activities:

     Additions to real estate facilities                                             (188,000)            (123,000)
                                                                              ------------------- ------------------

              Net cash used in investing activities                                  (188,000)            (123,000)
                                                                              ------------------- ------------------

Cash flow from financing activities:

     Distributions paid to partners                                                (3,437,000)          (3,438,000)
                                                                              ------------------- ------------------

              Net cash used in financing activities                                (3,437,000)          (3,438,000)
                                                                              ------------------- ------------------

Net increase in cash and cash equivalents                                              33,000               56,000

Cash and cash equivalents at beginning of period                                    1,367,000            1,439,000
                                                                              ------------------- ------------------

Cash and cash equivalents at end of period                                     $    1,400,000       $    1,495,000
                                                                              =================== ==================

Supplemental schedule of non-cash activities:

     Change in fair market value of marketable securities
         Marketable securities                                                 $    1,331,000       $      861,000
                                                                              =================== ==================
         Other comprehensive income                                            $    1,331,000       $      861,000
                                                                              =================== ==================


                            See accompanying notes.
                                       4

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

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

         Allocation of Net Income:
         -------------------------

         The general partners' share of net income consists of amounts attributable to their 1% capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (See "Ownership Interest by the General Partners" under Note
         4). All remaining net income is allocated to the limited partners.

         Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during the period.

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents.

         Marketable Securities:
         ----------------------

         Marketable securities at June 30, 2004 and December 31, 2003 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at June 30, 2004 and December 31, 2003, the Partnership has recorded the marketable securities at fair value, based upon the closing price of the securities as of those dates, and has recorded a corresponding unrealized gain totaling $1,331,000 and $861,000 for the six months ended June 30, 2004 and 2003, respectively, as a increase to Partnership equity. The Partnership recognized dividends of $501,000 for each of the six months ended June 30, 2004 and 2003.

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

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2004.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $92,000 and $180,000 for the three and six months ended June 30, 2004, respectively, compared to $92,000 and $165,000, respectively, for the same periods in 2003.

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

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $2,552,000 ($58.00 per unit) and $885,000, respectively, for the six months ended June 30, 2004. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business park is managed by PS Business Parks, L.P. ("PSBP") pursuant to a management agreement. PSBP, an affiliate of PSI, operates the Partnership's business park for a fee equal to 5% of the facility's gross income. The Partnership paid $136,000 and $130,000 for the three months ended June 30, 2004 and 2003, respectively, pursuant to the management agreements. For the six months ended June 30, 2004 and 2003, the Partnership paid $269,000 and $262,000, respectively, pursuant to these management agreements.

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

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $253,000 and
         $233,000 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the total expenses were $504,000 and $441,000, respectively.

         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at June 30, 2004 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

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

         As of June 30, 2004, Hughes and members of his family own 28.2% of the Limited Partnership units. PSI and its affiliates own 33.5% of the Limited Partnership units.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the six months ended June 30, 2004.

         STOR-Re provided limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring during policy periods prior to April 1, 2004. An entity wholly owned by PSI has succeeded STOR-Re with respect to policy periods subsequent to March 31, 2004. STOR-Re's liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

5.       COMMITMENTS AND CONTINGENCIES

         Legal  Proceedings:
         -------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following should be read in conjunction with the Partnership's condensed financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "may," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (as discussed below) and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at June 30, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the outcome of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses of which we are aware are described in Note 5 to the Partnership's financial statements.

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

Results of Operations
--------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003:

         Our net income for the three months ended June 30, 2004 was $1,520,000 compared to $1,463,000 for the three months ended June 30, 2003, representing an increase of $57,000 or 4%.

         Rental income for the three months ended June 30, 2004 was $2,271,000 compared to $2,176,000 for the three months ended June 30, 2003, representing an increase of $95,000 or 4%. The increase in rental income is attributable to an increase in annualized realized rent per square foot, partially offset by a slight reduction in weighted average occupancy at the Partnership's self-storage facilities. Annualized realized rent at the self-storage facilities for the three months ended June 30, 2004 increased to $12.82 per occupied square foot from $12.09 per occupied square foot for the three months ended June 30, 2003. Weighted average occupancy levels at the self-storage facilities were 89% and 90% for the three months ended June 30, 2004 and 2003, respectively.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 4 to the financial statements) for the three months ended June 30, 2004 was $743,000 compared to $717,000 for the three months ended June 30, 2003, representing an increase of $26,000 or 4%. The increase in cost of operations is primarily due to increases in property tax, utilities, and management fees.

         Depreciation expense was $243,000 for the three months ended June 30, 2004 compared to $234,000 for the same period in 2003, an increase of $9,000 or 4%. Beginning with the fourth quarter of 2004, certain buildings are expected to be fully depreciated and, accordingly, we expect depreciation expense to decline.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003:

         Our net income for the six months ended June 30, 2004 was $3,067,000 compared to $2,957,000 for the six months ended June 30, 2003, representing an increase of $110,000 or 4%.

         Rental income for the six months ended June 30, 2004 was $4,505,000 compared to $4,333,000 for the six months ended June 30, 2003, representing an increase of $172,000 or 4%. The increase in rental income is attributable to an increase in weighted average occupancy at the Partnership's self-storage facilities and an increase in the annualized realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 89% and 88% for the six months ended June 30, 2004 and 2003, respectively. Annualized realized rent at the self-storage facilities for the six months ended June 30, 2004 increased to $12.76 per occupied square foot from $12.19 per occupied square foot for the six months ended June 30, 2003.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 4 to the financial statements) for the six months ended June 30, 2004 was $1,462,000 compared to $1,384,000 for the six months ended June 30, 2003, representing an increase of $78,000 or 6%. The increase in cost of operations for the six months ended June 30, 2004, is primarily due to increases in property tax, advertising and promotion, utilities and management fees.

         Depreciation expense was $454,000 for the six months ended June 30, 2004 compared to $467,000 for the same period in 2003, a decrease of $13,000 or 3%. Beginning with the fourth quarter of 2004, certain buildings are expected to be fully depreciated and, accordingly, we expect depreciation expense to decline.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         Cash flows from operating activities ($3,658,000 for the six months ended June 30, 2004) have been sufficient to meet all current obligations of the Partnership.

         At June 30, 2004, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $24,991,000 (cost basis of $8,181,000). We recognized $501,000 in dividends for the six months ended June 30, 2004.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $2,552,000 ($58.00 per unit) and $885,000, respectively, for the six months ended June 30, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         DEPENDENCY UPON AUTOMATED PROCESSES.

         We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack.

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

         o       natural disasters, such as earthquakes;

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

         There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can make no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) The following Exhibits are included herein:

                31.1 Certification by Ronald L. Havner, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                31.2    Certification  by  John  Reyes  pursuant  to  18  U.S.C.
                        Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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




                                           DATED: August 13, 2004

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