Form 10-Q
period 2004-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2004-11-15
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the period ended September 30, 2004

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD.
             (Exact name of registrant as specified in its charter)


                 California                                95-3292068
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

  701 Western Avenue, Glendale, California                 91201-2349
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

     [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at November 15, 2004: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX

                                                                        Pages
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at September 30, 2004
              and December 31, 2003                                         1

              Condensed Statements of Income and Comprehensive
              Income for the Three and Nine Months Ended
              September 30, 2004 and 2003                                   2

              Condensed Statement of Partners' Equity for the
              Nine Months Ended September 30, 2004                          3

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2004 and 2003                 4

              Notes to Condensed Financial Statements                    5-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             11-13

Item 2A.      Risk Factors                                              13-15

Item 4.       Controls and Procedures                                      16

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                            17

Item 6.       Exhibits and Reports on Form 8-K                             18

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               September 30,          December 31,
                                                                                   2004                   2003
                                                                              ----------------     ----------------
                                  (Unaudited)

                                                       ASSETS

Cash and cash equivalents                                                     $     1,482,000      $     1,367,000
Marketable securities of affiliate (cost of $8,181,000)                            26,916,000           23,660,000
Rent and other receivables                                                            107,000              191,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,827,000           17,564,000
     Land                                                                           4,714,000            4,714,000
                                                                             -----------------     ----------------
                                                                                   22,541,000           22,278,000

     Less accumulated depreciation                                                (16,231,000)         (15,510,000)
                                                                             -----------------     ----------------
                                                                                    6,310,000            6,768,000

Other assets                                                                          122,000               78,000
                                                                             -----------------     ----------------
Total assets                                                                  $    34,937,000      $    32,064,000
                                                                             =================    =================

                                          LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                      $       360,000      $       170,000
Deferred revenue                                                                      217,000              239,000

Commitments and contingencies (Note 5)                                                      -                    -

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                          11,602,000           12,011,000
     General partners' equity                                                       4,023,000            4,165,000
     Other comprehensive income                                                    18,735,000           15,479,000
                                                                             -----------------     ----------------
     Total partners' equity                                                        34,360,000           31,655,000
                                                                             -----------------     ----------------
Total liabilities and partners' equity                                        $    34,937,000      $    32,064,000
                                                                             =================    =================


                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
=             CONDENSED STATEMENTS OF INCOME AND COMPREHENISVE INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                          ---------------------------------     -----------------------------------
                                                              2004                2003                2004               2003
                                                          ---------------    --------------     ---------------     ---------------

REVENUES:

Rental income                                             $   2,281,000      $   2,272,000      $   6,786,000       $   6,605,000
Dividends from marketable securities of affiliate               251,000            251,000            752,000             752,000
Other income                                                     19,000             17,000             60,000              53,000
                                                          ---------------    --------------     ---------------     ---------------
                                                              2,551,000          2,540,000          7,598,000           7,410,000
                                                          ---------------    --------------     ---------------     ---------------
COSTS AND EXPENSES:

Cost of operations                                              584,000            561,000          1,777,000           1,683,000
Management fees paid to affiliates                              136,000            135,000            405,000             397,000
Depreciation and amortization                                   267,000            232,000            721,000             699,000
Administrative                                                   26,000             23,000             90,000              85,000
                                                          ---------------    --------------     ---------------     ---------------
                                                              1,013,000            951,000          2,993,000           2,864,000
                                                          ---------------    --------------     ---------------     ---------------
NET INCOME:                                               $   1,538,000      $   1,589,000      $   4,605,000       $   4,546,000
                                                          ===============    ==============     ===============     ===============

  Limited partners' share of net income ($74.61 per unit
    in 2004 and $73.30 per unit in 2003)                                                        $   3,283,000       $   3,225,000

General partners' share of net income                                                               1,322,000           1,321,000
                                                                                                ---------------     ----------------
                                                                                                $   4,605,000       $   4,546,000
                                                                                                ===============     ================
COMPREHENSIVE INCOME:

Net income                                                                                      $   4,605,000       $   4,546,000
Other comprehensive income (change in unrealized
   gain of marketable equity securities)                                                            3,256,000           3,716,000
                                                                                                ---------------     ----------------
                                                                                                $   7,861,000       $   8,262,000
                                                                                                ===============     ================

                            see accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 2003                  $     12,011,000   $      4,165,000   $     15,479,000   $     31,655,000

Change in unrealized gain of marketable equity
   securities                                                -                  -          3,256,000          3,256,000

Net income                                           3,283,000          1,322,000                  -          4,605,000

Distributions                                       (3,828,000)        (1,328,000)                 -         (5,156,000)

Equity transfer                                        136,000           (136,000)                 -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at September 30, 2004                 $     11,602,000   $      4,023,000   $     18,735,000   $     34,360,000
                                              =================  =================  =================  ==================


                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   2004                 2003
                                                                               ----------------     ---------------
Cash flows from operating activities:

     Net income                                                                $    4,605,000       $    4,546,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 721,000              699,000
         Decrease in rent and other receivables                                        84,000               78,000
         (Increase) decrease in other assets                                          (44,000)              21,000
         Increase in accounts payable and accrued liabilities                         190,000              146,000
         (Decrease) increase in deferred revenue                                      (22,000)               6,000
                                                                               ----------------     ---------------
              Total adjustments                                                       929,000              950,000
                                                                               ----------------     ---------------
              Net cash provided by operating activities                             5,534,000            5,496,000
                                                                               ----------------     ---------------
Cash flow from investing activities:

     Additions to real estate facilities                                             (263,000)            (249,000)
                                                                               ----------------     ---------------
              Net cash used in investing activities                                  (263,000)            (249,000)
                                                                               ----------------     ---------------
Cash flow from financing activities:

     Distributions paid to partners                                                (5,156,000)          (5,157,000)
                                                                               ----------------     ---------------
              Net cash used in financing activities                                (5,156,000)          (5,157,000)
                                                                               ----------------     ---------------
Net increase in cash and cash equivalents                                             115,000               90,000

Cash and cash equivalents at beginning of period                                    1,367,000            1,439,000
                                                                               ----------------     ---------------
Cash and cash equivalents at end of period                                     $    1,482,000       $    1,529,000
                                                                               ================     ===============
Supplemental schedule of non-cash activities:

     Change in fair market value of marketable securities
         Marketable securities                                                 $    3,256,000       $    3,716,000
                                                                               ================     ===============
         Other comprehensive income                                            $    3,256,000       $    3,716,000
                                                                               ================     ===============

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

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

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of nine months or less to be cash equivalents.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Marketable Securities:
         ----------------------

         Marketable securities at September 30, 2004 and December 31, 2003 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at September 30, 2004 and December 31, 2003, the Partnership has recorded the marketable securities at fair value, based upon the closing price of the securities as of those dates, and has recorded a corresponding unrealized gain totaling $3,256,000 and $3,716,000 for the nine months ended September 30, 2004 and 2003, respectively, as a increase to Partnership equity. The Partnership recognized dividends of $752,000 for the nine months ended September 30, 2004 and 2003.

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

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at September 30, 2004.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $73,000 and $85,000 for the three and nine months ended September 30, 2004, respectively, compared to $253,000 and $250,000, respectively, for the same periods in 2003.

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

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $3,828,000 ($87.00 per unit) and $1,328,000, respectively, for the nine months ended September 30, 2004. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business park is managed by PS Business Parks, L.P. ("PSBP") pursuant to a management agreement. PSBP, an affiliate of PSI, operates the Partnership's business park for a fee equal to 5% of the facility's gross income. The Partnership paid $136,000 and $135,000 for the three months ended September 30, 2004 and 2003, respectively, pursuant to the management agreements. For the nine months ended September 30, 2004 and 2003, the Partnership paid $405,000 and $397,000, respectively, pursuant to these management agreements.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $231,000 and $219,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the total expenses were $735,000 and $660,000, respectively.

         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at September 30, 2004 consist of 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

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

         The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their initial investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1987, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to reconcile the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on results of operations or distributions to partners.

         As of September 30, 2004, Hughes and members of his family own 11.3% of the Limited Partnership units. PSI and its affiliates own 50.1% of the Limited Partnership units.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the nine months ended September 30, 2004.

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

         Salaam et al v. Public  Storage,  Inc.  (filed February 2000) (Superior
         -----------------------------------------------------------------------
         Court -  Sacramento  County);  Holzman et al v.  Public  Storage,  Inc.
         -----------------------------------------------------------------------
         (filed October 2004) (Superior Court - Sacramento County)
         ---------------------------------------------------------

         The plaintiffs in the Salaam case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

         The plaintiffs in the Holzman case, who are represented by the same attorneys as the Salaam plaintiffs, are seeking substantially the same claims with additional minor variations in an acknowledged second effort to proceed as a class, in reliance on a recent California Supreme Court case. The plaintiffs have not yet identified an aggregate value of their claims which, on an individual basis, are alleged wage losses of $4,000 or less. The plaintiffs also assert claims under the California Unfair Business Practices Act.

         The maximum potential liability for both of these cases cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act or, in the Holzman case, if plaintiff prevails on a motion for class certification.

         PSI is continuing to vigorously contest the claims in these cases and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act or, in the case of the Holzman case, for class certification. PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at September 30, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the outcome of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses of which we are aware are described in Note 5 to the Partnership's financial statements.

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

RESULTS OF OPERATIONS

EFFECTS OF HURRICANES:

          During the third quarter of 2004, we believe that none of our facilities located in Florida and Georgia incurred significant structural damages due to Hurricanes Charley, Frances, Ivan and Jeanne. However, we estimate that approximately $6,000 will be incurred during the fourth quarter of 2004, to repair signage and clean-up debris from Hurricane Frances at one of our facilities located in Miami. A portion of these costs will be reimbursed by our insurance carriers.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Our net income for the three months ended September 30, 2004 was $1,538,000 compared to $1,589,000 for the three months ended September 30, 2003, representing a decrease of $51,000 or 3%.

         Rental income for the three months ended September 30, 2004 was $2,281,000 compared to $2,272,000 for the three months ended September 30, 2003, representing an increase of $9,000 or 0.4%. The increase in rental income is attributable to an increase in annualized realized rent per square foot, partially offset by a slight reduction in weighted average occupancy at the Partnership's self-storage facilities. Annualized realized rent at the self-storage facilities for the three months ended September 30, 2004 increased to $12.70 per occupied square foot from $12.41 per occupied square foot for the three months ended September 30, 2003. Weighted average occupancy levels at the self-storage facilities were 90% and 91% for the three months ended September 30, 2004 and 2003, respectively.

         Cost of operations (including management fees paid to affiliates-see
Note 4 to the financial statements) for the three months ended September 30, 2004 was $720,000 compared to $696,000 for the three months ended September 30, 2003, representing an increase of $24,000 or 3%. The increase in cost of operations is primarily due to increases in property taxes and utilities.

         Depreciation expense was $267,000 for the three months ended September 30, 2004 compared to $232,000 for the same period in 2003, an increase of $35,000 or 13%. Beginning with the fourth quarter of 2004, certain buildings are expected to be fully depreciated and, accordingly, we expect depreciation expense to decline beginning in the first quarter of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Our net income for the nine months ended September 30, 2004 was $4,605,000 compared to $4,546,000 for the nine months ended September 30, 2003, representing an increase of $59,000 or 1%.

         Rental income for the nine months ended September 30, 2004 was $6,786,000 compared to $6,605,000 for the nine months ended September 30, 2003, representing an increase of $181,000 or 3%. The increase in rental income is attributable to increase in the annualized realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 89% for the nine months ended September 30, 2004 and 2003. Annualized realized rent at the self-storage facilities for the nine months ended September 30, 2004 increased to $12.74 per occupied square foot from $12.27 per occupied square foot for the nine months ended September 30, 2003.

         Cost of operations (including management fees paid to affiliates-see
Note 4 to the financial statements) for the nine months ended September 30, 2004 was $2,182,000 compared to $2,080,000 for the nine months ended September 30, 2003, representing an increase of $102,000 or 5%. The increase in cost of operations for the nine months ended September 30, 2004, is primarily due to increases in property tax, advertising and promotion and utilities.

         Depreciation expense was $721,000 for the nine months ended September 30, 2004 compared to $699,000 for the same period in 2003, an increase of $22,000 or 3%. Beginning with the fourth quarter of 2004, certain buildings are expected to be fully depreciated and, accordingly, we expect depreciation expense to decline during 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities ($5,534,000 for the nine months ended September 30, 2004) have been sufficient to meet all current obligations of the Partnership.

         At September 30, 2004, we held 533,334 shares of common stock and 17,331 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $26,916,000 (cost basis of $8,181,000). We recognized $752,000 in dividends for the nine months ended September 30, 2004.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $3,828,000 ($87.00 per unit) and $1,328,000, respectively, for the nine months ended September 30, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

ITEM 2A. RISK FACTORS

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2003, you should consider the following factors in evaluating the Partnership:

         PUBLIC   STORAGE  HAS  A   SIGNIFICANT   DEGREE  OF  CONTROL  OVER  THE
         PARTNERSHIP.

         Public Storage is general partner and owns approximately 33.2% of our outstanding limited partnership units. In addition, PS Orangeco Partnerships, Inc., an affiliate of Public Storage, owns an additional 16.9% of our outstanding limited partnership units. As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

         COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include, in our annual report beginning December 31, 2005, our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of that date. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly statement in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.

         As of September 30, 2004, PSI, our General Partner, has not completed our assessment of the effectiveness of our internal control over financial reporting. PSI believes we will meet the requirements of Section 404, however, if PSI fails to timely complete their assessment, or if our independent registered public accounting firm cannot timely attest to their assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement new or improved controls, or difficulties encountered in their implementation, could have an adverse effect on our operating results or cause us to fail to timely meet our regulatory reporting obligations.

         INCREASES  IN  INTEREST  RATES  MAY  ADVERSELY   AFFECT  THE  VALUE  OF
         PARTNERSHIP UNITS.

         One of the factors that influence the value of our partnership units is the annual rate of distributions that we pay as compared with interest rates. An increase in interest rates may lead purchasers of real estate partnership units to demand higher annual distribution rates, which could adversely affect the market price of our partnership units.

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         Most of our properties are located in California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by the recently enacted legislation and recent ballot initiatives mandating medical insurance for employees of California businesses and members of their families beginning in 2006.

         DEPENDENCY UPON AUTOMATED PROCESSES AND THE INTERNET.

         We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the internet, increasing the risk of viruses that could cause system failures and disruptions of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Serrao v. Public  Storage,  Inc.  (filed  April 2003)  (Superior  Court - Orange
--------------------------------------------------------------------------------
County)
-------

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

Salaam et al v. Public  Storage,  Inc.  (filed  February 2000) (Superior Court -
--------------------------------------------------------------------------------
Sacramento County);  Holzman et al v. Public Storage,  Inc. (filed October 2004)
--------------------------------------------------------------------------------
(Superior Court - Sacramento County)
------------------------------------

         The plaintiffs in the Salaam case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

         The plaintiffs in the Holzman case, who are represented by the same attorneys as the Salaam plaintiffs, are seeking substantially the same claims with additional minor variations in an acknowledged second effort to proceed as a class, in reliance on a recent California Supreme Court case. The plaintiffs have not yet identified an aggregate value of their claims which, on an individual basis, are alleged wage losses of $4,000 or less. The plaintiffs also assert claims under the California Unfair Business Practices Act.

         The maximum potential liability for both of these cases cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act or, in the Holzman case, if plaintiff prevails on a motion for class certification.

         PSI is continuing to vigorously contest the claims in these cases and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act or, in the case of the Holzman case, for class certification. PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

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




                                            DATED: November 15, 2004

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