Form 10-Q
period 2005-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2005-05-16
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005
                     --------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-9208
                       ------

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)


                        California                          95-3292068
------------------------------------------------  -----------------------------
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)          Identification Number)

         701 Western Avenue, Glendale, California           91201-2349
------------------------------------------------  -----------------------------
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

                                 [ ] Yes [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at May 16, 2005: 44,000.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                                     INDEX


                                                                          Pages
                                                                          -----
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at March 31, 2005
              and December 31, 2004                                           1

              Condensed Statements of Income and Comprehensive
              Income for the Three Months Ended March 31, 2005 and 2004       2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2005                               3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2005 and 2004                      4

              Notes to Condensed Financial Statements                       5-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10-11

Item 2A.      Risk Factors                                                12-14

Item 4.       Controls and Procedures                                     14-15

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                              16

Item 6.       Exhibits                                                       16

                       PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 March 31,        December 31,
                                                                                    2005             2004
                                                                            ------------------- ---------------------
                                                                               (Unaudited)

                                                       ASSETS

Cash and cash equivalents                                                     $     3,138,000      $     1,359,000
Marketable securities of affiliate (cost of $347,000 at March 31, 2005
   and $8,181,000 at December 31, 2004)                                               487,000           30,221,000
Rent and other receivables                                                            112,000              103,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,929,000           17,917,000
     Land                                                                           4,714,000            4,714,000
                                                                            ------------------- ---------------------
                                                                                   22,643,000           22,631,000

     Less accumulated depreciation                                                (16,504,000)         (16,313,000)
                                                                            ------------------- ---------------------
                                                                                    6,139,000            6,318,000

Other assets                                                                           85,000              110,000
                                                                            ------------------- ---------------------

Total assets                                                                  $     9,961,000      $    38,111,000
                                                                            =================== =====================



                                          LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                      $       127,000      $       175,000
Deferred revenue                                                                      239,000              246,000
Distributions payable                                                               1,719,000                    -

Commitments and contingencies (Note 5)                                                      -                    -

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                           5,744,000           11,620,000

     General partners' equity                                                       1,992,000            4,030,000
     Other comprehensive income                                                       140,000           22,040,000
                                                                            ------------------- ---------------------

     Total partners' equity                                                         7,876,000           37,690,000
                                                                            ------------------- ---------------------

Total liabilities and partners' equity                                        $     9,961,000      $    38,111,000
                                                                           =================== =====================

                           See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
            CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                                        March 31,
                                                             ----------------------------------
                                                                 2005               2004
                                                             -----------------  ---------------

REVENUES:

Rental income                                                 $   2,328,000      $   2,234,000
Dividends from marketable securities of affiliate                   251,000            251,000
Other income                                                         26,000             20,000
                                                             -----------------  ---------------

                                                                  2,605,000          2,505,000
                                                             -----------------  ---------------

COSTS AND EXPENSES:

Cost of operations                                                  603,000            586,000
Management fees paid to affiliates                                  139,000            133,000
Depreciation                                                        191,000            211,000
Administrative                                                       33,000             28,000
                                                             -----------------  ---------------

                                                                    966,000            958,000
                                                             -----------------  ---------------

Net income before gain                                        $   1,639,000      $   1,547,000

Gain on disposition of marketable securities of affiliate
                                                                 22,534,000                  -
                                                             -----------------  ---------------

  NET INCOME:                                                 $  24,173,000      $   1,547,000
                                                             =================  ===============


  Limited partners' share of net income ($363.41 per
    unit in 2005 and $25.14 per unit in 2004)                 $  15,990,000        $  1,106,000

General partners' share of net income                             8,183,000             441,000
                                                             -----------------  ---------------

                                                               $ 24,173,000       $  1,547,000
                                                             =================  ===============

COMPREHENSIVE INCOME:

Net income                                                    $  24,173,000      $   1,547,000
Other comprehensive income:
         Change in unrealized gain on marketable equity
         securities of affiliate                                    634,000          2,819,000

         Realized gain on disposition of marketable
         securities of affiliate                                (22,534,000)                 -
                                                             -----------------  ---------------
                                                              $   2,273,000      $   4,366,000
                                                             =================  ===============


                           See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                    CONDENSED STATEMENT OF PARTNERS' EQUITY
                                  (UNAUDITED)


                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                             ------------------ ----------------- -------------------- -----------------

Balance at December 31, 2004                  $     11,620,000   $      4,030,000   $     22,040,000   $     37,690,000

Change in unrealized gain on marketable
   securities of affiliate                                   -                  -            634,000            634,000


Realized gain on disposition of marketable
   securities of affiliate                                   -                  -        (22,534,000)       (22,534,000)

Net income                                          15,990,000          8,183,000                  -         24,173,000

Cash distributions accrued (Note 3)                 (1,276,000)          (443,000)                 -         (1,719,000)

Distribution of marketable securities of
    affiliate                                      (22,548,000)        (7,820,000)                 -        (30,368,000)

Equity transfer                                      1,958,000         (1,958,000)                 -                  -
                                             ------------------ ----------------- -------------------- -----------------

Balance at March 31, 2005                     $      5,744,000   $      1,992,000   $        140,000   $      7,876,000
                                             ================== ================= ==================== =================

                          See accompanying notes.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                        ------------------------------------------
                                                                                   2005                 2004
                                                                        ----------------------- ------------------
Cash flows from operating activities:

     Net income                                                                $   24,173,000       $    1,547,000


     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 191,000              211,000
         (Increase) decrease in rent and other receivables                             (9,000)              31,000
         Decrease (increase) in other assets                                           25,000              (13,000)
         Gain on disposition of marketable securities of affiliate                (22,534,000)                   -
         (Decrease) increase in accounts payable and accrued liabilities              (48,000)             151,000
         (Decrease) increase in deferred revenue                                       (7,000)               2,000
                                                                        ----------------------- ------------------
              Total adjustments                                                   (22,382,000)             382,000
                                                                        ----------------------- ------------------

              Net cash provided by operating activities                             1,791,000            1,929,000
                                                                        ----------------------- ------------------

Cash flow from investing activities:

    Additions to real estate facilities                                               (12,000)             (50,000)
                                                                        ----------------------- ------------------

              Net cash used in investing activities                                   (12,000)             (50,000)
                                                                        ----------------------- ------------------

Cash flow from financing activities:

     Distributions paid to partners                                                         -           (1,719,000)
                                                                        ----------------------- ------------------

              Net cash used in financing activities                                         -           (1,719,000)
                                                                        ----------------------- ------------------

Net increase in cash and cash equivalents                                           1,779,000              160,000

Cash and cash equivalents at beginning of period                                    1,359,000            1,367,000
                                                                        ----------------------- ------------------

Cash and cash equivalents at end of period                                     $    3,138,000       $    1,527,000
                                                                        ======================= ==================

Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities                      $      634,000       $    2,819,000
     Accrued and unpaid distributions:
       Distribution payable                                                         1,719,000                    -
       Partners' equity - distributions to partners                                (1,719,000)                   -

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2004.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         Marketable Securities:
         ----------------------

         Marketable securities consisted of 533,334 shares of common stock at December 31, 2004 (none at March 31, 2005) and 17,331 depositary shares of Equity Stock, Series A, of Public Storage, Inc., at December 31, 2004 and March 31, 2005. The Partnership had designated its portfolio of marketable securities as being available-for-sale. In accordance with the Financial Accounting Standard Board's Statement No. 130, "Reporting Comprehensive Income", the Partnership records the marketable securities at fair value, at each balance sheet date, and records a corresponding unrealized gain for the excess of the market value over the cost of the marketable securities, with a corresponding increase to Partnership equity.

         On March 31, 2005, the Partnership distributed all of its holdings in Public Storage, Inc. common stock on a pro rata basis to unitholders of record as of January 1, 2005. As a result of the disposition of its holdings of Public Storage, Inc. common stock, the Partnership recorded a gain of $22,534,000 during the first quarter of 2005, representing the difference between the March 31, 2005 market value of the marketable securities and the historical cost (calculated using weighted average cost).

         Income Taxes:
         -------------

         Public Storage Properties V, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years and accordingly the original development cost of such buildings are fully depreciated at March 31, 2005.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2005.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         Any real estate which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value (less cost to sell) or its carrying value.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $77,000 and $88,000 for the three months ended March 31, 2005 and 2004, respectively.

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

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Future distribution rates will be adjusted to levels to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

         On April 15, 2005, we paid a cash distribution to unitholders totaling $1,719,000, representing cash available for distribution at March 31, 2005. At March 31, 2005, management decided to pay this distribution to unitholders. Accordingly, we have accrued this distribution on our March 31, 2005 condensed balance sheet.

4.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business park is managed by PS Business Parks, L.P. ("PSBP") pursuant to a management agreement. PSBP, an affiliate of PSI, operates the Partnership's business park for a fee equal to 5% of the facility's gross income. The Partnership paid $139,000 and $133,000 for the three months ended March 31, 2005 and 2004, respectively, pursuant to the management agreements.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $234,000 and $251,000 for the three months ended March 31, 2005 and 2004, respectively.

         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at March 31, 2005 consist of 17,331 shares of Equity Stock, Series A, of Public Storage, Inc., a publicly traded real estate investment trust and a general partner with a significant ownership interest in the Partnership.


         Ownership Interests by the General Partners:
         --------------------------------------------

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

         As of March 31, 2005, Hughes and members of his family own 11.3% of the limited partnership units. PSI owns 33.2% of the limited partnership units. An additional 16.9% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

         Based on their pro rata ownership interests, PSI and its affiliates received 308,083 shares of common stock and Hughes received 71,134 shares of common stock in connection with the distribution of common stock described in Note 2.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2004 or for the nine months ended March 31, 2005.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         Other Business Activities
         -------------------------

         A corporation that reinsures policies against losses to goods stored by tenants in the Partnership's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the re-insurance of tenant goods.

         A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary receives the revenues and bears the cost of the activities. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court -
         ----------------------------------------------------------------------
         Orange County)
         --------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at March 31, 2005. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31,
2004:

     Our net income for the three months ended March 31, 2005 was $24,173,000 compared to $1,547,000 for the three months ended March 31, 2004, representing an increase of $22,626,000. Net income increased primarily due to a gain on disposition of marketable securities of an affiliate totaling $22,534,000.

     Rental income for the three months ended March 31, 2005 was $2,328,000 compared to $2,234,000 for the three months ended March 31, 2004, representing an increase of $94,000 or 4%. The increase in rental income is attributable to increases in annualized realized rent per square foot and weighted average square foot occupancy at the Partnership's self-storage facilities. Annualized realized rent per square foot at the self-storage facilities for the three months ended March 31, 2005 increased to $12.96 per occupied square foot from $12.70 per occupied square foot for the three months ended March 31, 2004. Weighted average square foot occupancy levels at the self-storage facilities were 90% and 88% for the three months ended March 31, 2005 and 2004, respectively.

     At March 31, 2005, we distributed all of our holdings of Public Storage, Inc. common stock to shareholders of record as of January 1, 2005, and we recognized a gain on disposition of $22,534,000.

     Dividends from holdings in marketable securities of our affiliate amounted to $251,000 for each of the three month periods ended March 31, 2005 and 2004 which included $240,000 with respect to our Public Storage, Inc. common stock holdings. Based on the disposition of the marketable securities at March 31, 2005, we expect the dividends on the Public Storage, Inc. common stock holdings to end on April 1, 2005.

     Cost of operations (including management fees paid to affiliates-see Note 4 to the financial statements) for the three months ended March 31, 2005 was $742,000 compared to $719,000 for the three months ended March 31, 2004, representing an increase of $23,000 or 3%. The increase in cost of operations is primarily due to increases in repairs and maintenance and utilities.

     Depreciation expense was $191,000 for the three months ended March 31, 2005 compared to $211,000 for the same period in 2004, a decrease of $20,000 or 9%. Beginning with the first quarter of 2005, certain buildings have become fully depreciated and, accordingly, depreciation expense declined during the three months ended March 31, 2005 as compared to the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

     Cash flows from operating activities for the three months ended March 31, 2005 have been sufficient to meet all current obligations of the Partnership.

     Dividends from holdings in marketable securities of our affiliate amounted to $251,000 for each of the three month periods ended March 31, 2005 and 2004 which included $240,000 with respect to our Public Storage, Inc. common stock holdings. Based on the disposition of the marketable securities at March 31, 2005, we expect the dividends on the Public Storage, Inc. common stock holdings to end on April 1, 2005.

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. At March 31, 2005, the Partnership accrued, but did not pay, cash distributions to the limited and general partners. On April 15, 2005, we paid a cash distribution to unitholders totaling $1,719,000, representing cash available for distribution at March 31, 2005. Future distribution rates will be adjusted to levels to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

     The Partnership may borrow in the future with the intent of using the proceeds to finance distributions to the limited and general partners.

ITEM 2A. RISK FACTORS
         ------------

     In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2004, you should consider the following factors in evaluating the Partnership:

     THE GENERAL PARTNERS HAVE A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

     As of March 31, 2005, Hughes and members of his family own 11.3% of the limited partnership units. PSI owns 33.2% of the limited partnership units. An additional 16.9% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%. As a result, the General Partners have a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

     COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include, in our annual report beginning December 31, 2006, our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of that date. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly statement in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006.

     As of March 31, 2005, PSI, our General Partner, has not completed our assessment of the effectiveness of our internal control over financial reporting. PSI believes we will meet the requirements of Section 404, however, if PSI fails to timely complete their assessment, or if our independent registered public accounting firm cannot timely attest to their assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement new or improved controls, or difficulties encountered in their implementation, could have an adverse effect on our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

     DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

     Most of our properties are located in California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

     WE HAVE DEVELOPED A DEPENDENCY UPON AUTOMATED PROCESSES AND THE INTERNET.

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

     OUR OWNERSHIP IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

     The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provides limited property and liability coverage to the Partnership, PSI and affiliates of PSI for losses occurring before April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amount provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The information set forth under the heading "Legal Matters" in Note 5 to the unaudited condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 6.  EXHIBITS
         ---------

(a) The following Exhibits are included herein:

31.1 Certification by Ronald L. Havner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by John Reyes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DATED: May 16, 2005

                                         PUBLIC STORAGE PROPERTIES V, LTD.

                                         BY:  Public Storage, Inc.
                                              General Partner



                                         BY:   /s/ John Reyes
                                              ----------------
                                              John Reyes
                                              Senior Vice President and
                                              Chief Financial Officer