Form 10-Q
period 2005-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2005-08-15
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD.
             (Exact name of registrant as specified in its charter)


                  California                                  95-3292068
   ----------------------------------------             ----------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

   701 Western Avenue, Glendale, California                   91201-2349
   ----------------------------------------             ----------------------
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

                                 [ ] Yes [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at August 11, 2005: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                        Pages
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at June 30, 2005
              and December 31, 2004                                         1

              Condensed Statements of Income and Comprehensive
              Income for the Three and Six Months Ended June 30,
              2005 and 2004                                                 2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2005                                3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2005 and 2004                       4

              Notes to Condensed Financial Statements                    5-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             11-13

Item 2A.      Risk Factors                                              13-16

Item 4.       Controls and Procedures                                      16

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                            17

Item 6.       Exhibits                                                     17

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS



                                                                                 June 30,           December 31,
                                                                                   2005                2004
                                                                              -----------------    -----------------
                                                                                (Unaudited)

                                                       ASSETS

Cash and cash equivalents                                                     $     1,794,000      $     1,359,000
Marketable securities of affiliate (cost of $347,000 at June 30, 2005 and
   $8,181,000 at December 31, 2004)                                                   487,000           30,221,000
Rent and other receivables                                                             65,000              103,000

Real estate facilities, at cost:
     Buildings and equipment                                                       17,941,000           17,917,000
     Land                                                                           4,714,000            4,714,000
                                                                              -----------------    -----------------
                                                                                   22,655,000           22,631,000

     Less accumulated depreciation                                                (16,643,000)         (16,313,000)
                                                                              -----------------    -----------------
                                                                                    6,012,000            6,318,000

Other assets                                                                          108,000              110,000
                                                                              -----------------    -----------------
Total assets                                                                  $     8,466,000      $    38,111,000
                                                                              =================    =================

                                          LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                      $       330,000      $       175,000
Deferred revenue                                                                      248,000              246,000

Commitments and contingencies (Note 5)                                                      -                    -

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                           5,753,000           11,620,000

     General partners' equity                                                       1,995,000            4,030,000
     Other comprehensive income                                                       140,000           22,040,000
                                                                              -----------------    -----------------
     Total partners' equity                                                         7,888,000           37,690,000
                                                                              -----------------    -----------------
Total liabilities and partners' equity                                        $     8,466,000      $    38,111,000
                                                                              =================    =================


                            See accompanying notes.
                                       1

                        PUBLIC STORAGE PROPERTIES V, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                           June 30,
                                                              ------------------------------      -------------------------------
                                                                  2005             2004                2005             2004
                                                              --------------   -------------      --------------    -------------
REVENUES:

Rental income                                                 $   2,370,000    $   2,271,000      $   4,698,000     $   4,505,000
Dividends from marketable securities of affiliate                    11,000          250,000            262,000           501,000
Other income                                                         31,000           21,000             57,000            41,000
                                                              --------------   -------------      --------------    -------------
                                                                  2,412,000        2,542,000          5,017,000         5,047,000
                                                              --------------   -------------      --------------    -------------
COSTS AND EXPENSES:

Cost of operations                                                  600,000          607,000          1,203,000         1,193,000
Management fees paid to affiliates                                  143,000          136,000            282,000           269,000
Depreciation                                                        139,000          243,000            330,000           454,000
Administrative                                                       37,000           36,000             70,000            64,000
                                                              --------------   -------------      --------------    -------------
                                                                    919,000        1,022,000          1,885,000         1,980,000
                                                              --------------   -------------      --------------    -------------
Net income before gain                                            1,493,000        1,520,000          3,132,000         3,067,000

Gain on disposition of marketable securities of affiliate                 -                -         22,534,000                 -
                                                              --------------   -------------      --------------    -------------
  NET INCOME:                                                 $   1,493,000    $   1,520,000      $  25,666,000     $   3,067,000
                                                              ==============   =============      ==============    ==============
  Limited partners' share of net income ($388.30 per
    unit in 2005 and $49.68 per unit in 2004)                                                     $  17,101,000     $   2,186,000
General partners' share of net income                                                                 8,565,000           881,000
                                                                                                  --------------    -------------
                                                                                                  $  25,666,000     $   3,067,000
                                                                                                  ==============    ==============
COMPREHENSIVE INCOME:

Net income                                                                                        $  25,666,000     $   3,067,000
Other comprehensive income:
         Change in unrealized gain on marketable equity
         securities of affiliate                                                                        634,000         1,331,000
         Realized gain on disposition of marketable
         securities of affiliate                                                                    (22,534,000)                -
                                                                                                  --------------    -------------
                                                                                                  $   3,750,000     $   4,398,000
                                                                                                  ==============    ==============

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                         Other
                                                   Limited            General        Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 2004                  $     11,620,000   $      4,030,000   $     22,040,000   $     37,690,000

Change in unrealized gain on marketable
   securities of affiliate                                   -                  -            634,000            634,000

Realized gain on disposition of marketable
   securities of affiliate                                   -                  -        (22,534,000)       (22,534,000)

Net income                                          17,101,000          8,565,000                  -         25,666,000

Cash Distributions                                  (2,376,000)          (824,000)                 -         (3,200,000)

Distribution of marketable securities of
  affiliate                                        (22,548,000)        (7,820,000)                 -        (30,368,000)

Equity transfer                                      1,956,000         (1,956,000)                 -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at June 30, 2005                      $      5,753,000   $      1,995,000   $        140,000   $      7,888,000
                                              =================  =================  =================  =================


                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               -------------------------------------
                                                                                    2005                  2004
                                                                               ----------------     ----------------
Cash flows from operating activities:

     Net income                                                                $   25,666,000       $    3,067,000


     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 330,000              454,000
         Decrease in rent and other receivables                                        38,000               23,000
         Decrease (increase) in other assets                                            2,000              (31,000)
         Gain on disposition of marketable securities of affiliate                (22,534,000)                   -
         Increase in accounts payable and accrued liabilities                         155,000              147,000
         Increase (decrease) in deferred revenue                                        2,000               (2,000)
                                                                               ----------------     ----------------
              Total adjustments                                                   (22,007,000)             591,000
                                                                               ----------------     ----------------
              Net cash provided by operating activities                             3,659,000            3,658,000
                                                                               ----------------     ----------------
Cash flow from investing activities:

    Additions to real estate facilities                                               (24,000)            (188,000)
                                                                               ----------------     ----------------
              Net cash used in investing activities                                   (24,000)            (188,000)
                                                                               ----------------     ----------------
Cash flow from financing activities:

     Distributions paid to partners                                                (3,200,000)          (3,437,000)
                                                                               ----------------     ----------------
              Net cash used in financing activities                                (3,200,000)          (3,437,000)
                                                                               ----------------     ----------------
Net increase in cash and cash equivalents                                             435,000               33,000

Cash and cash equivalents at beginning of period                                    1,359,000            1,367,000
                                                                               ----------------     ----------------
Cash and cash equivalents at end of period                                     $    1,794,000       $    1,400,000
                                                                               ================     ================
Supplemental schedule of non-cash activities:

     Change in fair market value of marketable securities
         Marketable securities                                                 $      634,000       $    1,331,000
                                                                               ================     ================
         Other comprehensive income                                            $      634,000       $    1,331,000
                                                                               ================     ================


                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMETNS
                                   (UNAUDITED)


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2004.

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

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMETNS
                                   (UNAUDITED)

         Marketable Securities:
         ----------------------

         Marketable securities consisted of 533,334 shares of common stock at December 31, 2004 and 17,331 depositary shares of Equity Stock, Series A, of Public Storage, Inc., at December 31, 2004 and June 30, 2005. The Partnership has designated its portfolio of marketable securities as being available-for-sale. In accordance with the Financial Accounting Standard Board's Statement No. 130, "Reporting Comprehensive Income", the Partnership records the marketable securities at fair value at each balance sheet date, and records a corresponding unrealized gain for the excess of the market value over the cost of the marketable securities, with a corresponding increase to Partnership equity.

         On March 31, 2005, the Partnership distributed all of its holdings in Public Storage, Inc. common stock on a pro rata basis to unitholders of record as of January 1, 2005. As a result of the disposition of its holdings of Public Storage, Inc. common stock, the Partnership recorded a gain of $22,534,000 during the first quarter of 2005, representing the difference between the March 31, 2005 market value of the marketable securities and the weighted average historical cost.

         Income Taxes:
         -------------

         Public Storage Properties V, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly, no Federal income tax expense is recorded by the Partnership.

         REAL ESTATE FACILITIES AND EVALUATION OF ASSET IMPAIRMENT:

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years and accordingly the original development cost of such buildings are fully depreciated at June 30, 2005.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2005.

         Any real estate which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMETNS
                                   (UNAUDITED)

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $90,000 and $167,000 for the three and six months ended June 30, 2005, respectively, compared to $92,000 and $180,000, respectively, for the same periods in 2004.

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

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $2,376,000 ($54.00 per unit) and $824,000, respectively for the six months ended June 30, 2005, of which $1,276,000 with respect to limited partners and $443,000 with respect to general partners was accrued but unpaid at March 31, 2005. Future distribution rates will be adjusted to levels to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business park is managed by PS Business Parks, L.P. ("PSBP") pursuant to a management agreement. PSBP, an affiliate of PSI, operates the Partnership's business park for a fee equal to 5% of the facility's gross income. The Partnership paid $143,000 and $136,000 for the three months ended June 30, 2005 and 2004, respectively, pursuant to the management agreements. For the six months ended June 30, 2005 and 2004, the Partnership paid $282,000 and $269,000, respectively, pursuant to these management agreements.

         The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. The management agreement between the Partnership and PSBP may be terminated (i) without cause upon 60 days

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMETNS
                                   (UNAUDITED)

         written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $238,000 and
         $253,000 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the total expenses were $472,000 and $504,000, respectively.

         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at June 30, 2005 consist of 17,331 depositary shares of Equity Stock, Series A, of Public Storage, Inc., a publicly traded real estate investment trust and a general partner with a significant ownership interest in the Partnership.

         Ownership Interests by the General Partners:
         --------------------------------------------

         PSI and Hughes are general partners of the Partnership. In 1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes. Hughes continues to act as a general partner of the Partnership.

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

         As of June 30, 2005, Hughes and members of his family own approximately 11% of the limited partnership units. PSI owns approximately 33% of the limited partnership units. Approximately 17% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

         Based on their pro rata ownership interests, PSI and its affiliates received 308,083 shares of common stock and Hughes received 71,134 shares of common stock in connection with the distribution of common stock described in Note 2.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2004 or for the six months ended June 30, 2005.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMETNS
                                   (UNAUDITED)

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

         Other Business Activities
         -------------------------

         A corporation that reinsures policies against losses to goods stored by tenants in the Partnership's storage facilities is owned by PSI. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the re-insurance of tenant goods.

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

         Based upon the uncertainty inherent in any putative class action, Public Storage, Inc. cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted Public Storage, Inc.'s motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, Public Storage, Inc. filed a motion to remove the case to federal court. There can be no assurance that this motion will be granted. Public Storage, Inc. is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Brinkley et al v. Public Storage,  Inc.  (filed April,  2005) (Superior
         -----------------------------------------------------------------------
         Court of  California  - Los  Angeles  County) and Inhan et al v. Public
         -----------------------------------------------------------------------
         Storage,  Inc.  (filed  May,  2005)  (United  States  District  Court -
         -----------------------------------------------------------------------
         Southern District of Florida)
         -----------------------------

         The Brinkley plaintiffs are suing Public Storage, Inc. on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The Inhan plaintiffs are suing Public Storage, Inc. in Florida on behalf of a purported class of property managers who claim they were not compensated for all hours

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMETNS
                                   (UNAUDITED)

         worked. The Inhan suit is based upon the Federal Fair Labor Standards Act. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, in California, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. Public Storage, Inc. is vigorously contesting the claims in each case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims.

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

CRITICAL ACCOUNTING POLICIES

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at June 30, 2005. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the outcome of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses of which we are aware are described in Note 5 to the Partnership's financial statements at June 30, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004:

         Our net income for the three months ended June 30, 2005 was $1,493,000 compared to $1,520,000 for the three months ended June 30, 2004, representing a decrease of $27,000. Net income decreased primarily due to a decrease in dividend income partially offset by a decrease in depreciation.

         Rental income for the three months ended June 30, 2005 was $2,370,000 compared to $2,271,000 for the three months ended June 30, 2004, representing an increase of $99,000 or 4%. The increase in rental income is attributable to increases in annualized realized rent per square foot and weighted average square foot occupancy at the Partnership's self-storage facilities. Annualized realized rent per square foot at the self-storage facilities for the three months ended June 30, 2005 increased to $12.96 per occupied square foot from $12.82 per occupied square foot for the three months ended June 30, 2004. Weighted average square foot occupancy levels at the self-storage facilities were 92% and 89% for the three months ended June 30, 2005 and 2004, respectively.

         Dividend income for the three months ended June 30, 2005 was $11,000 compared to $250,000 for the three months ended June 30, 2004. At March 31, 2005, we distributed all of our holdings of Public Storage, Inc. common stock to unitholders of record as of January 1, 2005. Accordingly, the Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 4 to the condensed financial statements) was $743,000 for each of the three month periods ended June 30, 2005 and 2004, representing no change.

         Depreciation expense was $139,000 for the three months ended June 30, 2005 compared to $243,000 for the same period in 2004, a decrease of $104,000 or 43%. Beginning with the first quarter of 2005, certain buildings have become fully depreciated and, accordingly, depreciation expense declined during the three months ended June 30, 2005 as compared to the same period in 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004:

         Our net income for the six months ended June 30, 2005 was $25,666,000 compared to $3,067,000 for the six months ended June 30, 2004, representing an increase of $22,599,000. Net income increased primarily due to a gain on disposition of marketable securities of an affiliate totaling $22,534,000.

         Rental income for the six months ended June 30, 2005 was $4,698,000 compared to $4,505,000 for the six months ended June 30, 2004, representing an increase of $193,000 or 4%. The increase in rental income is attributable to increases in annualized realized rent per square foot and weighted average square foot occupancy at the Partnership's self-storage facilities. Annualized realized rent per square foot at the self-storage facilities for the six months ended June 30, 2005 increased to $12.96 per occupied square foot from $12.76 per occupied square foot for the six months ended June 30, 2004. Weighted average square foot occupancy levels at the self-storage facilities were 91% and 89% for the six months ended June 30, 2005 and 2004, respectively.

         Dividend income for the six months ended June 30, 2005 was $262,000 compared to $501,000 for the six months ended June 30, 2004. At March 31, 2005, we distributed all of our holdings of Public Storage, Inc. common stock to unitholders of record as of January 1, 2005. Accordingly, the Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 4 to the condensec financial statements) for the six months ended June 30, 2005 was $1,485,000 compared to $1,462,000 for the six months ended June 30, 2004, representing an increase of $23,000 or 2%. The increase in cost of operations is primarily due to increases in repairs and maintenance and revenue-based management fees, partially offset by a decrease in advertising expense.

         Depreciation expense was $330,000 for the six months ended June 30, 2005 compared to $454,000 for the same period in 2004, a decrease of $124,000 or 24%. Beginning with the first quarter of 2005, certain buildings have become fully depreciated and, accordingly, depreciation expense declined during the six months ended June 30, 2005 as compared to the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations ($3,659,000 for the six months ended June 30, 2005) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $2,376,000 ($54.00 per unit) and $824,000, respectively, for the six months ended June 30, 2005. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

         The Partnership may borrow in the future with the intent of using the proceeds to finance distributions to the limited and general partners.

ITEM 2A. RISK FACTORS

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2004, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS HAVE A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP AND COULD TAKE ACTIONS ADVERSE TO OTHER UNITHOLDERS.

         As of June 30, 2005, Hughes and members of his family own approximately 11% of the limited partnership units. PSI owns approximately 33% of the limited partnership units. An additional 17% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%. As a result, the General Partners have a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions, and could take actions adverse to other unitholders.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Public Storage, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

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




                                      DATED: August 12, 2005

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