Form 10-K
period 2005-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2006-03-31
CIK 277925

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or
                         ------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     0-9208
                           -------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

                        California                           95-3292068
        ------------------------------------------     ----------------------
              (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)           Identification Number)
         701 Western Avenue, Glendale, California            91201-2349
        -----------------------------------------      ----------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005:

Limited Partner Units, $500.00 Par Value - $22,014,000 (computed on the basis of $1,300.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2005).

The number of units outstanding of the registrant's classes of common equity as of March 30, 2006:

Units of Limited Partnership Interest, $500.00 Par Value - 44,000 units

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I
                                     ------
ITEM 1.  Business
         --------
Forward Looking Statements
--------------------------

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

         The public may read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The partnership does not maintain a website. However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC at http://www.sec.gov.

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

         Following are the Partnership's investment practices and policies. The partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, the general partners hold a majority of the limited partnership units, and as a result, the General Partners could change these policies through their vote.

         o Our investments consist of 14 self-storage facilities, one of which contains a commercial facility and 17,331 depositary shares of Public Storage, Inc. Equity Stock, Series A. Both of these investments are in real estate or real estate entities holding real estate located in the United States. See "Self-storage Facilities" and Item 2 "Properties" for further information.

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

         Self-storage facilities in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between approximately 320 to 815 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

Operating Strategies
--------------------

         The Partnership's self-storage facilities are operated by PSI under the "Public Storage" brand name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

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

o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to maximize revenues through high occupancy levels and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 91% in 2005 and 90% in 2004. Annual realized rents per occupied square foot increased from $12.73 in 2004 to $13.18 in 2005.

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

o Professional property operation. There are approximately 4,030 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

         The Partnership's facilities are typically advertised via signage, yellow pages, flyers, broadcast media advertising (i.e. television and radio) in geographic areas in which many of the Partnership's facilities are located, as well as on the internet. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI and PSBP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

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

Competition
-----------

         Local market conditions play a significant role in how competition will affect the Partnership's operations. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and has affected the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PSI, there are other publicly traded REITs and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI and the "Public Storage" brand name recognition should enable the Partnership to continue to compete effectively with other entities.

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

ITEM 1A. Risk Factors
        -------------

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS CONTROL THE PARTNERSHIP AS A GROUP.

         Public Storage, Inc. is a general partner and beneficially owns approximately 33.5% of our outstanding limited partnership units. In addition,
B. Wayne Hughes, General Partner of the Partnership, and Chairman of PSI and members of his family beneficially own 28.2% of the limited partnership units. As a result, the General Partners, as a group, control matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other such transactions.

         PUBLIC STORAGE'S PROPOSED ACQUISITION OF SHURGARD MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

         Public Storage announced recently that it had entered into an agreement to acquire Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 646 self-storage facilities located in the United States and Europe.

         There would be no change in the financial interests of the Partnership if this acquisition of Shurgard is completed. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, and the self-storage facilities owned by Shurgard would also be managed by Public Storage, the merger could have potential negative impacts on the Partnership, as follows:

    o Difficulties in the integration of operations, technologies, and personnel of Shurgard could negatively impact the operations of the facilities managed by Public Storage, including the Partnership's.

    o Public Storage's management attention to the integration and acquisition of Shurgard could divert attention away from the operations of the existing self-storage portfolio that it manages, including the Partnership's properties.

    o    Individual  Partnership  properties  could  experience  a  decrease  in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage commencing management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

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

         THERE IS SIGNIFICANT COMPETITION AMONG SELF-STORAGE FACILITIES AND FROM OTHER STORAGE ALTERNATIVES. Most of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2005. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         A majority of the Partnership's properties are located in California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

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

         OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provided limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2005 financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------
         Not applicable

ITEM 2.  Properties
         -----------
         The following table sets forth information as of December 31, 2005 about properties owned by the Partnership:

                                    Size of       Net Rentable      Numbers of
            Location                Parcel            Area            Spaces       Date of Purchase    Completion Date
-------------------------------   ------------  ---------------    ------------   -----------------    ---------------
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

FLORIDA
Miami - 27 th Ave.                 3.07 acres    63,000 sq. ft.        624           Oct. 11, 1979        May  1980
Miami - 29th Ave.                  1.82 acres    35,000 sq. ft.        323            May 1, 1979         Oct. 1979

GEORGIA
Atlanta - Montreal Road            3.14 acres    57,000 sq. ft.        462           July 9, 1979         June 1980
Atlanta - Mountain Industrial
   Blvd.                           3.10 acres    51,000 sq. ft.        458           Oct. 30, 1979       Sept. 1980
Marietta - Cobb Parkway            3.61 acres    68,000 sq. ft.        554           Apr. 20, 1979        Oct. 1979

         The weighted average occupancy for the self-storage facilities was 90% in 2004 and 91% in 2005.

         In August 1992, the buildings at a self-storage facility located in Miami, Florida were completely destroyed by Hurricane Andrew. The Partnership decided not to reconstruct the buildings and held the land. In June 1996, the Partnership sold approximately 61% of the Miami, Florida land for a net price of $376,000 ($400,000 less $24,000 of selling cost), resulting in a $13,000 gain on the sale. In 2005, the remaining land was sold for proceeds of $1,024,000, resulting in a gain on sale of $794,000.

         The Partnership does not have any agreements to buy or sell any real estate. The partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.

         As of December 31, 2005, the properties were not encumbered. The partnership may consider borrowing money with the intent of using the proceeds for distribution to partners.

ITEM 3.  Legal Proceedings
        ------------------

 Serrao  v.  Public  Storage,Inc.(filed  April  2003)  (Superior  Court - Orange
 -------------------------------------------------------------------------------
 County)
 -------
         The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from PSI. Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is  substantially  similar to those in Henriquez
v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

         Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PSI filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PSI is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

 Brinkley et al v. Public Storage,  Inc. (filed April,  2005) (Superior court of
 -------------------------------------------------------------------------------
 California - Los Angeles County)
 --------------------------------

         The Brinkley plaintiffs are suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. PSI is vigorously contesting the claims and intend to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

     Other Items
     -----------

         PSI and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II
                                     -------

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
         -----------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2005, there were approximately 1,053 unitholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

For the Year
Ended December 31,                             2005                2004               2003               2002              2001
------------------------------------     ---------------   ----------------   ----------------   ----------------  ---------------
Revenues                                 $   10,016,000     $   10,197,000     $    9,931,000     $    9,777,000    $    9,820,000
 Depreciation and amortization                  542,000            803,000            940,000            931,000           978,000
Interest expense                                      -                  -                  -              4,000           381,000
Gain on disposition of marketable
     securities (1)                          22,534,000                  -                  -                  -                 -
Gain on disposition of land                     794,000                  -                  -                  -                 -
Net income (1)                               29,749,000          6,348,000          6,084,000          6,166,000         5,831,000
Limited partners' share (1)                  20,248,000          4,583,000          4,322,000          5,004,000         5,773,000
General partners' share (1)                   9,501,000          1,765,000          1,762,000          1,162,000            58,000
Limited partners' per unit data (2)
     Net income (1)                            $460.18            $104.16             $98.23            $113.73           $131.20
     Cash distributions                        $115.00            $116.00            $116.00             $75.00                 -
-----------------------------------

Cash and cash equivalents                $    2,370,000     $    1,359,000     $    1,367,000     $    1,439,000    $      449,000
Total assets                             $    8,722,000     $   38,111,000     $   32,064,000     $   26,864,000    $   27,192,000
Note payable to commercial bank          $            -     $            -     $            -     $            -    $    1,550,000

    (1) Increases reflected in the amounts presented for 2005 as compared to other periods, are due to the distribution of marketable securities in affiliate. See Note 2 to the Partnership's financial statements for additional information.

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

OVERVIEW
--------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2005. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 8 to the Partnership's financial statements.

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

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004:

         The Partnership's net income was $29,749,000 in 2005 compared to $6,348,000 in 2004, representing an increase of $23,401,000. Net income increased primarily due to a gain on disposition of marketable securities of an affiliate totaling $22,534,000 (described below).

         During 2005, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $6,092,000 in 2005 compared to $5,381,000 in 2004, representing an increase of $711,000 or 13%. This increase is attributable to an increase in rental income and decreased in depreciation expense.

         Rental income was $9,563,000 in 2005 compared to $9,121,000 in 2004, representing an increase of $442,000 or 5%. The increase is attributable primarily to an increase in realized rent per occupied square foot at the Partnership's self-storage facilities. The weighted average occupancy level of the self-storage facilities was stable at 91% and 90% in 2005 and 2004, respectively. The annual realized rent per occupied square foot for the self-storage facilities was $13.18 in 2005 compared to $12.73 in 2004.

         On March 31, 2005, we distributed all of the Public Storage common stock on a pro-rata basis to unitholders of record as of January 1, 2005. Accordingly, during the first quarter of 2005, we recognized a gain on disposition totaling $22,534,000, which represents the excess of the fair value (based upon a value of $56.94 per share for the Public Storage common stock on March 31, 2005) over the historical cost. The Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005. Dividend income from marketable securities of affiliate declined to $282,000 in 2005 from $1,002,000 in 2004. Based upon shares held by the partnership at December 31, 2005, we expect dividend income to be approximately $42,000 in 2006. See Note 2 to the Partnership's financial statements for additional information.

         Cost of operations (including management fees paid to affiliates) decreased $8,000 to $2,929,000 in 2005 from $2,937,000 in 2004. This decrease is primarily attributable to decreases in payroll, advertising expenses partially offset by an increase in repair and maintenance, property tax, and management fees.

         Depreciation expense was $542,000 for the year ended December 31, 2005 compared to $803,000 for the same period in 2004, a decrease of $261,000 or 33%. During 2004 and 2005, certain buildings have become fully depreciated and, accordingly, depreciation expense declined in 2005 as compared to 2004.

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

         Dividend income from marketable securities of affiliate remained stable at $1,002,000 for 2004 and 2003, respectively.

         Cost of operations (including management fees paid to affiliates) increased $145,000 or 5% to $2,937,000 in 2004 from $2,792,000 in 2003. This increase is primarily attributable to increases in property taxes, payroll, utilities, data processing and advertising expenses.

         Depreciation expense was $803,000 for the year ended December 31, 2004 compared to $940,000 for the same period in 2003. The year over year decline is primarily related to certain of the Partnership's buildings becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($6,938,000 for the year ended December 31, 2005) have been sufficient to meet all current obligations of the Partnership. During 2005, the Partnership incurred $136,000 of capital improvements compared to $353,000 in 2004 and $314,000 in 2003. For 2006, we have budgeted $504,000, including remaining amounts to restore our facilities from hurricane damage.

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

         At December 31, 2004, we held 533,334 shares of Public Storage common stock and 17,331 shares of Public Storage Equity Stock, Series A. On March 31, 2005, we distributed all of our holdings of Public Storage common stock on a pro-rata basis to unitholders. At December 31, 2005, we held 17,331 shares of Public Storage, Inc.'s Equity Stock, Series A (marketable securities) with a fair value totaling $480,000 (cost of $347,000 at December 31, 2005) in Public Storage, Inc.

         As a result of the distribution, dividends received by the Partnership declined to $282,000 in dividend income during 2005, as compared to $1,002,000 during 2004 and 2003, respectively. Based on our holdings of Public Storage Equity Stock, Series A at December 31, 2005, we anticipate future annual dividend income to approximate $42,000.

         In October 2005, the Partnership sold the Miami, Florida land for proceeds of $1,024,000, resulting in a $794,000 gain on the sale. The Partnership does not intend to sell or acquire any additional real estate facilities.

         DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash from all sources less cash necessary for any obligations or capital improvement) needs to be distributed at least quarterly. Distributions to the limited and general partners for the years 1978-1991 aggregated $54,915,000 including $24,356,000 distributed to the partners in 1989 in connection with a financing of the properties. Quarterly distributions were discontinued in 1991. The Partnership resumed quarterly distributions beginning in the second quarter of 2002.

         During 2005, we paid cash distributions to the limited and general partners totaling $5,060,000 ($115.00 per unit) and $1,755,000, respectively. In 2004, we paid distributions to the limited and general partners totaling $5,104,000 ($116.00 per unit) and $1,770,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

         As discussed above, on March 31, 2005, we distributed all of our holdings of Public Storage common stock on a pro-rata basis to unitholders of record as of January 1, 2005 totaling $22,548,000 ($512.45 per unit) and $7,820,000, respectively, to the limited and general partners.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

         As of December 31, 2005, the Partnership had no outstanding debt.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                          Positions with PSI
-----------------------     --------------------------------------------------------------
B. Wayne Hughes              Chairman of the Board
Ronald L. Havner, Jr.        Chief Executive Officer, Vice Chairman of the Board and
                               President
John Reyes                   Senior Vice President and Chief Financial Officer
John S. Baumann              Senior Vice President and Chief Legal Officer
John G. Graul                Senior Vice President and President, Self-storage Operations
David F. Doll                Senior Vice President and President, Real Estate Group
Harvey Lenkin                Director
B. Wayne Hughes, Jr.         Director
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
John T. Evans                Director
Uri P. Harkham               Director
Daniel C. Staton             Director


         B. Wayne Hughes, age 72, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently engaged in the acquisition and operation of commercial properties in California and in the acquisition and operation of self-storage facilities in Canada. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a member of the Company's Board.

         Ronald L. Havner, Jr., age 48, has been the Vice-Chairman, Chief Executive Officer and a director of the Company since November 2002 and President since July 1, 2005. Mr. Havner joined the Company in 1986 and has held a variety of positions, including Chairman of the Company's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Business Machine Security, Inc., The Mobile Storage Group and Union BanCal Corporation.

         Harvey Lenkin, age 69, retired as President and Chief Operating Officer of the Company on June 30, 2005. Mr. Lenkin was employed by the Company or its predecessor for 27 years and has been a member of the Board of Directors since 1991. He has been a director of the Company's affiliate, PS Business Parks, Inc., since March 1998 and was President of PSB from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Memorial Hospital, Pasadena, California and a former member of the Executive Committee of the Board of Governors of NAREIT.

         Robert J. Abernethy, age 66, Chairman of the Audit Committee and a member of the Compensation Committee, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate self-storage facilities, since 1976 and 1977, respectively. Mr. Abernethy was controller of a division of Hughes Aircraft from 1972 to 1974. He has been a director of the Company since its organization. He is a member of the board of trustees of Johns Hopkins University, a director of the Los Angeles Music Center, a member of the Board of Overseers of the Los Angeles
Philharmonic, a trustee of Loyola Marymount University, a director of the Pacific Council on International Policy, a director of the Atlantic Council, a member of the Council on Foreign Relations and a former California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and of the Metropolitan Water District of Southern California, a former member of the California State Board of Education, a former member of the California State Arts Council, a former Planning Commissioner, a former Telecommunications Commissioner and the former Vice-Chairman of the Economic Development Commission of the City of Los Angeles. He received an M.B.A. from the Harvard University Graduate School of Business.

         Dann  V.  Angeloff,  age  70,  Chairman  of  the   Nominating/Corporate
Governance Committee and a member of the Compensation Committee, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner of a limited partnership that in 1974 purchased a self-storage facility operated by the Company. Mr. Angeloff has been a director of the Company since its organization. He is a director of Bjurman, Barry Fund, Inc., Nicholas/Applegate Fund, ReadyPac Foods, Retirement Capital Group and SoftBrands, Inc.

         William C. Baker, age 72, a member of Nominating/Corporate Governance Committee, became a director of the Company in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of La Quinta, Inc., California Pizza Kitchen, Javo Beverage Company and Callaway Golf Company.

         John T. Evans, age 67, a member of the Audit Committee and of the Nominating/Corporate Governance Committee, became a director of the Company in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         Uri P. Harkham, age 57, a member of the Compensation Committee, became a director of the Company in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing warehouses and retail and mixed-use real estate in California.

         B. Wayne Hughes, Jr., age 46, became a director of the Company in January 1998. He was employed by the Company from 1989 to 2002, serving as Vice President - Acquisitions of the Company from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC, a company engaged in the acquisition and operation of commercial properties in California and is a director of Canadian Mini-Ware Properties Ltd., a company engaged in the acquisition, development and operation of self-storage facilities in Canada. He is the son of B. Wayne Hughes.

         Daniel C. Staton, age 53, Chairman of the Compensation Committee and a member of the Audit Committee, became a director of the Company in March 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with the Company. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is President of Walnut Capital Partners, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

         The members of the PSI Audit Committee of the Board are: Robert J. Abernethy (Chairman), John T. Evans, and Daniel Staton. The Board of PSI has determined that the Chairman of the Audit Committee, Robert J. Abernethy and Audit Committee member Daniel C. Staton, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Abernethy and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         -------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         (a) At March 30, 2006, the following beneficially owned more than 5% of the Units:

          Title               Name and Address                             Beneficial             Percent
        of Class             of Beneficial Owner                           Ownership             of Class
----------------------    ---------------------------------------------  --------------------   ---------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. The partners received distributions equal to their capital contributions in 1987. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PSI and BWH Marinas own 14,609 and 4,852 Units, respectively. During 2005, PSI and BWH Marinas received $1,404,000 and $351,000 in cash distributions related to their general partner ownership interests. As described above, the General Partners also hold Limited Partnership Units. Through these holdings, PSI and the Hughes Family, respectively, received $1,680,000 and $573,000 of cash distributions and 134,681 and 45,646 shares of Public Storage common stock as a result of the distribution of the Partnerships marketable securities.

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. During 2005, 2004 and 2003, the Partnership paid fees of $556,000, $530,000, and $513,000, respectively, to PSI pursuant to the Management Agreement.

         In January 1997, PSBP became the operator of the Partnership's commercial property pursuant to the Management Agreement. PSBP is an operating partnership formed to own and operate business parks in which PSI has a significant economic interest. The general partner of PSBP is PS Business Parks, Inc., an AMEX listed real estate investment trust. The Partnership's commercial property is managed by PS Business Parks, LP ("PSBP") pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial property operated for the Partnership. During 2005, 2004 and 2003, the Partnership paid $15,000, $14,000 and $18,000, respectively, to PSBP pursuant to the Management Agreement.

         In addition, the Partnership combines its insurance purchasing power with PSI through captive insurance entities controlled by PSI. (See Note 5 to the Partnership's financial statements.) The captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2005, 2004 and 2003 were $63,000, $111,000 and $79,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

         Fees billed to the Partnership by Ernst & Young LLP for 2005 and 2004 as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $11,000 for 2005 and $8,000 for 2004.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $11,000 for 2005 and $8,000 for 2004.

         Audit-Related Fees and Other Fees: During 2004 and 2005 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

(a) List of documents filed as part of this Report.

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

                           (Items 15(a)(3) and 15 (b))


3.1 Amended Certificate and Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as Exhibit A to the Registrant's Prospectus included in Registration Statement No. 2-63247 and incorporated herein by reference.

10.1 Second Amended and Restated Management Agreement dated November 16, 1995 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                            PUBLIC STORAGE PROPERTIES V, LTD.
                            a California Limited Partnership
Dated:  March 31, 2006      By:    Public Storage, Inc., General Partner

                                 By:    /s/ Ronald L. Havner, Jr.
                                       ----------------------------------------
                                        Ronald L. Havner, Jr., Vice Chairman of
                                        the Board, Chief Executive Officer and
                                        President of Public Storage, Inc.
                                        Corporate General Partner

                            By:    /s/ B. Wayne Hughes
                                  ---------------------
                                   B. Wayne Hughes,General Partner
                                   and Chairman of the Board of
                                   Public Storage, Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                      Signature                                             Capacity                                   Date
----------------------------------------             -----------------------------------------------------      -----------------
/s/ Ronald L. Havner, Jr.                              Vice Chairman of the Board, Chief Executive                March 31, 2006
---------------------------------------                Officer, and President of Public Storage, Inc.,
Ronald L. Havner, Jr.                                  Corporate General Partner

/s/ B. Wayne Hughes                                    General Partner and Chairman of the Board of               March 31, 2006
---------------------------------------                Public Storage, Inc.

B. Wayne Hughes

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 31, 2006
---------------------------------------                of Public Storage, Inc. (principal financial officer
John Reyes                                             and principal accounting officer)


/s/ Harvey Lenkin                                      Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                               Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Robert J. Abernethy                                Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Dann V. Angeloff

/s/ William Baker                                      Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Daniel C. Staton

                        PUBLIC STORAGE PROPERTIES V, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))
                                                                    Page
                                                                  References
                                                                  ----------
     Report of Independent Registered Public Accounting Firm             F-1


     Financial Statements and Schedule:


     Balance Sheets as of December 31, 2005 and 2003                     F-2

     For the years ended December 31, 2005, 2004 and 2003:

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

                Report of Independent Registered Accounting Firm

The Partners
Public Storage Properties V, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. (the "Partnership") as of December 31, 2005 and 2004, and the related statements of income and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                            ERNST & YOUNG LLP

March 27, 2006
Los Angeles, California


                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 2005 and 2004


                                                                                    2005                   2004
                                                                             ------------------     -----------------
                                  ASSETS
                                 -------
Cash and cash equivalents                                                     $     2,370,000        $     1,359,000
 Marketable securities of affiliate (cost of $347,000 and $8,181,000 as
   of December 31, 2005 and 2004, respectively)                                       480,000             30,221,000

Rent and other receivables                                                             79,000                103,000

Real estate facilities, at cost:
     Buildings and equipment                                                       18,029,000             17,917,000
     Land                                                                           4,484,000              4,714,000
                                                                             ------------------     -----------------
                                                                                   22,513,000             22,631,000
     Less accumulated depreciation                                                (16,831,000)           (16,313,000)
                                                                             ------------------     -----------------
                                                                                    5,682,000              6,318,000

Other assets                                                                          111,000                110,000
                                                                             ------------------     -----------------
Total assets                                                                  $     8,722,000        $    38,111,000
                                                                             ==================     =================
                    LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                              $       166,000        $       175,000
Deferred revenue                                                                      207,000                246,000

Commitments and contingencies (Note 8)                                                      -                      -

Partners' equity

     Limited partners' equity, $500 per
       unit, 44,000 units authorized, issued and outstanding                        6,100,000             11,620,000
     General partners' equity                                                       2,116,000              4,030,000
     Other comprehensive income                                                       133,000             22,040,000
                                                                             ------------------     -----------------
     Total partners' equity                                                         8,349,000             37,690,000
                                                                             ------------------     -----------------
Total liabilities and partners' equity                                        $     8,722,000        $    38,111,000
                                                                             ==================     =================

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the years ended December 31, 2005, 2004 and 2003


                                                                   2005                  2004                  2003
                                                            -----------------    ------------------     ----------------
REVENUES:

Rental income                                                $     9,563,000       $     9,121,000       $     8,857,000
Dividends from marketable securities of affiliate                    282,000             1,002,000             1,002,000
Other income                                                         171,000                74,000                72,000
                                                            -----------------    ------------------     ----------------
                                                                  10,016,000            10,197,000             9,931,000
                                                            -----------------    ------------------     ----------------
COSTS AND EXPENSES:

Cost of operations                                                 2,358,000             2,393,000             2,261,000
Management fees paid to affiliates                                   571,000               544,000               531,000
Depreciation and amortization                                        542,000               803,000               940,000
Administrative                                                       124,000               109,000               115,000
                                                            -----------------    ------------------     ----------------
                                                                   3,595,000             3,849,000             3,847,000
                                                            -----------------    ------------------     ----------------
Net income before gain                                             6,421,000             6,348,000             6,084,000

Gain on disposition of marketable securities of affiliate         22,534,000                     -                     -
Gain on disposition of land                                          794,000                     -                     -
                                                            -----------------    ------------------     ----------------
NET INCOME                                                   $    29,749,000       $     6,348,000       $     6,084,000
                                                            =================    ==================     ================
Limited partners' share of net income ($460.18 per unit in 2005, $104.16 per unit in 2004 and $98.23 per unit
   in 2003)                                                  $    20,248,000       $     4,583,000       $     4,322,000

General partners' share of net income                              9,501,000             1,765,000             1,762,000
                                                            -----------------    ------------------     ----------------
                                                             $    29,749,000       $     6,348,000       $     6,084,000
                                                            =================    ==================     ================

COMPREHENSIVE INCOME:
Net income                                                   $    29,749,000       $     6,348,000       $     6,084,000
Other Comprehensive Income:
     Change in unrealized gain on marketable
          equity securities of affiliate                             627,000             6,561,000             5,965,000

     Realized gain on disposition of marketable
          securities of affiliate                                (22,534,000)                    -                     -
                                                            -----------------    ------------------     ----------------
                                                             $     7,842,000       $    12,909,000       $    12,049,000
                                                            =================    ==================     ================

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.

                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2005, 2004 and 2003


                                                                                         Other
                                                                                     Comprehensive      Total Partners'
                                        Limited Partners      General Partners          Income               Equity
                                       ------------------    -------------------    ----------------    -----------------
Balance at December 31, 2002               $  12,597,000        $   4,369,000         $   9,514,000        $  26,480,000

Change in unrealized gain on
   marketable equity securities                        -                    -             5,965,000            5,965,000

Net income                                     4,322,000            1,762,000                     -            6,084,000

Cash distributions                            (5,104,000)          (1,770,000)                    -           (6,874,000)

Equity transfer                                  196,000             (196,000)                    -                    -
                                       ------------------    -------------------    ----------------    -----------------
Balance at December 31, 2003                  12,011,000            4,165,000            15,479,000           31,655,000

Change in unrealized gain on
   marketable equity securities                        -                    -             6,561,000            6,561,000

Net income                                     4,583,000            1,765,000                     -            6,348,000

Cash distributions                            (5,104,000)          (1,770,000)                    -           (6,874,000)

Equity transfer                                  130,000             (130,000)                    -                    -
                                       ------------------    -------------------    ----------------    -----------------
Balance at December 31, 2004                  11,620,000            4,030,000            22,040,000           37,690,000

Change in unrealized gain on
   marketable equity securities                        -                    -               627,000              627,000

Realized gain on disposition of
   marketable securities affiliate                     -                    -           (22,534,000)         (22,534,000)

Net income                                    20,248,000            9,501,000                     -           29,749,000

Cash distributions                            (5,060,000)          (1,755,000)                    -           (6,815,000)

Distribution of marketable
   securities of affiliate                   (22,548,000)          (7,820,000)                    -          (30,368,000)


Equity transfer                                1,840,000           (1,840,000)                    -                    -
                                       ------------------    -------------------    ----------------    -----------------
Balance at December 31, 2005               $   6,100,000        $   2,116,000         $     133,000        $   8,349,000
                                       ==================    ===================    ================    =================

                            See accompanying notes.
                                       F-4

                        PUBLIC STORAGE PROPERTIES V, LTD.

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2005, 2004 and 2003


                                                                        2005                  2004                   2003
                                                            ---------------------  -------------------    ------------------
Cash flows from operating activities:
   Net income                                                 $      29,749,000     $       6,348,000      $       6,084,000

   Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation                                                         542,000               803,000                940,000
   Decrease in rent and other receivables                                24,000                88,000                 36,000
   (Increase) decrease in other assets                                   (1,000)              (32,000)                31,000
   Gain on disposition of marketable securities
        of affiliate                                                (22,534,000)                    -                      -

   Gain on disposition of land                                         (794,000)                    -                      -
   (Decrease) increase in accounts payable                               (9,000)                5,000                (13,000)
   (Decrease) increase in deferred revenue                              (39,000)                7,000                 38,000
                                                            ---------------------  -------------------    ------------------
     Total adjustments                                              (22,811,000)              871,000              1,032,000
                                                            ---------------------  -------------------    ------------------
     Net cash provided by operating activities                        6,938,000             7,219,000              7,116,000
                                                            ---------------------  -------------------    ------------------
Cash flow from investing activities:
    Proceeds from disposition of land                                 1,024,000                     -                      -
   Additions to real estate facilities                                 (136,000)             (353,000)              (314,000)
                                                            ---------------------  -------------------    ------------------
     Net cash provided by (used in) investing activities                888,000              (353,000)              (314,000)
                                                            ---------------------  -------------------    ------------------
Cash flows from financing activities:
   Distributions paid to partners                                    (6,815,000)           (6,874,000)            (6,874,000)
                                                            ---------------------  -------------------    ------------------
     Net cash used in financing activities                           (6,815,000)           (6,874,000)            (6,874,000)
                                                            ---------------------  -------------------    ------------------
Net increase (decrease) in cash and cash equivalents                  1,011,000                (8,000)               (72,000)
Cash and cash equivalents at the beginning of the year                1,359,000             1,367,000              1,439,000
                                                            ---------------------  -------------------    ------------------
Cash and cash equivalents at the end of the year              $       2,370,000     $       1,359,000      $       1,367,000
                                                            =====================  ===================    ===================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
   Increase in fair value of marketable securities:
       Marketable securities                                  $        (627,000)    $      (6,561,000)     $      (5,965,000)
       Other comprehensive income                                       627,000             6,561,000              5,965,000
   Distribution of marketable securities of affiliate:
       Marketable securities                                         30,368,000                     -                      -
       Partners' equity                                             (30,368,000)                    -                      -

                            See accompanying notes.
                                       F-5

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

1.       DESCRIPTION OF PARTNERSHIP

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

                  The Partnership was formed to engage in the business of developing and operating self-storage facilities offering storage space for personal and business use. The Partnership owns 14 operating facilities located in three states. A portion of one of the operating facilities was developed as a business park and is operated, pursuant to a management agreement, by PS Business Parks, L.P. (see Note 5).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Use of Estimates:
         -----------------
                  The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Revenue and Expense Recognition:
         --------------------------------
                  Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as income when collected. Interest income is recognized as earned.

                  We accrue for property tax expenses based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

                  Cost of operations, general and administrative expense, as well as television, yellow page and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $324,000, $340,000 and $327,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

         Marketable Securities:
         ----------------------
                  In accordance with the Financial Accounting Standards Board's Statement No. 130, "Recording Comprehensive Income," at each balance sheet date, the Partnership reflects its marketable securities at market value (based upon their closing price on the balance sheet date), with the difference between the market value and historical cost shown as "Other Comprehensive Income" in Partners' Equity. Adjustments to market value are reflected as "Change in Unrealized Gain on Marketable Equity Securities" on the Statement of Comprehensive Income. When marketable securities are disposed of, comprehensive income is adjusted to reflect the change in market value through the disposition date. The realized gain is then reflected in net income, and as a reduction to Other Comprehensive Income.

                  In accordance with this policy, the Partnership has reflected adjustments to unrealized gains of $627,000, $6,561,000, and $5,965,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

                  Marketable securities consist of 17,331 depositary shares of Equity Stock, Series A, of Public Storage Inc., at both December 31, 2005 and 2004. At December 31, 2004, we held 533,334 shares of common stock in Public Storage, Inc; these securities were distributed to unitholders in 2005 as described below. All of the Partnership's marketable securities for all periods have been designated as available-for-sale.

                  On March 31, 2005, the Partnership distributed all of its holdings in Public Storage Inc., common stock on a pro-rata basis to unitholders of record as of January 1, 2005. As a result of this transaction, the Partnership recorded a realized gain of $22,534,000 during the first quarter of 2005, representing the difference between the closing market price on March 31, 2005 and the weighted average historical cost of the securities disposed. The limited and general partner's share of this distribution totaled approximately $22,548,000 ($512.45 per unit) and $7,820,000, respectively. The limited and general partners' share of the realized gain attributable to this transaction totaled approximately $14,793,000 ($336.20 per unit) and $7,741,000, respectively.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------
                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at December 31, 2005.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at December 31, 2005.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

                  In 2005, we sold a parcel of land for proceeds of $1,024,000, resulting in a gain on sale of $794,000.

                  Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

         Accounting for Casualties:
         --------------------------
                  Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied.

                  During 2005, we sustained physical damage to our facilities as a result of Hurricane Wilma, which occurred in the fourth quarter of 2005. We expect to receive no insurance proceeds and the net book value of the destroyed assets was zero; therefore, no gain or loss was recorded. We estimate however, that the aggregate cost to repair damages to our facilities will be approximately $65,000.

         Deferred revenue:
         -----------------
                  Deferred revenue totaling $207,000 and $246,000 for each of the years ended December 31, 2005 and 2004, respectively, consists of prepaid rents, which are recognized when earned.

         Environmental Cost:
         -------------------
                  The Partnership's policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Although there can be no assurance, we are not aware of any environmental contamination at any of our facilities, which, individually or in the aggregate, would be material to our overall business, financial condition or results of operations.

         Income Taxes:
         -------------
                  Public Storage Properties V, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly no Federal income tax expense is recorded by the Partnership.

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------
                  As of March 30, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2005, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------
                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. We paid distributions during 2004 to the limited and general partners totaling $5,104,000 ($116.00 per unit) and $1,770,000, respectively. During 2005, we paid distributions to the limited and general partners totaling $5,060,000 ($115.00 per unit) and $1,755,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

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

5.       RELATED PARTY TRANSACTIONS

         Management  Agreements and Shared Expenses with Affiliates
         -----------------------------------------------------------
                  The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For 2005, 2004 and 2003, the Partnership paid $571,000, $544,000 and $531,000, respectively, pursuant to these management agreements.

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

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in Cost of Operations, amounted to $1,030,000, $1,087,000, and $1,058,000 for the years ended December 31,
         2005, 2004, and 2003, respectively.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

         Ownership Interest by the General Partners
         ------------------------------------------
                  PSI owns 14,609 Limited Partnership Units ("Units"), as to which PSI has sole voting and dispositive power.

                  Hughes and members of his family (the "Hughes Family") own 4,983 Units. Hughes owns 4,852 Units, as to which Hughes has sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owns 131 Units as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 131 Units.

                  In addition, there are 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes Family owns approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

         Captive Insurance Activities with PSI
         -------------------------------------
                  The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2005.

                  STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring before April 1, 2004. STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PSI (collectively, this entity and STOR-Re are referred to as the "Captive Entities"). Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

                  The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):


                                                                   2005                    2004
                                                         ---------------------     -----------------
                                                                   (Amounts in thousands)
   For the year ended December 31,
   Premiums earned (a).............................       $            -            $        3,994
   Net investment income...........................                  663                       677
   Loss and loss adjustment expense................                  900                    (2,948)
   Other expenses..................................                 (349)                     (200)
                                                         ---------------------     -----------------
     Net income...................................       $        1,214            $        1,523
                                                         =====================     =================
   At December 31,
   Total assets (primarily cash and other                 $       26,876            $       31,326
      investments).................................
   Liabilities for losses and loss adjustment                     13,784                    20,227
      expenses.....................................
   Other liabilities...............................                  208                         -
   Member's surplus................................               12,884                    11,099

     (a) Effective April 1, 2004, STOR-Re ceased providing insurance for losses occurring after April 1, 2004, and was succeeded with respect to these activities by PSIC-H, a wholly owned subsidiary of PSI. Accordingly, premiums and associated loss expense for losses occurring after March 31, 2004 are not included in this table.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

                  Premiums paid to the Captive Entities for the years ended December 31, 2005, 2004 and 2003 were $63,000, $111,000 and $79,000, respectively.

         Other Activities with PSI
         -------------------------
                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from the Hughes Family on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees are $88,000, $53,000 and $53,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

                  Unaudited taxable net income was $7,311,000, $6,522,000 and $6,264,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

7.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          Three Months Ended
                                          ---------------------------------------------------------------------------------
                                           March 31, 2005      June 30, 2005      September 30, 2005     December 31, 2005
                                          -----------------  -----------------   --------------------   -------------------
Rental Income                               $    2,328,000     $    2,370,000       $     2,432,000       $     2,433,000
Cost of Operations (including
  management fees and depreciation)         $      933,000     $      882,000       $       858,000       $       798,000
Net Income (1)                              $   24,173,000     $    1,493,000       $     1,578,000       $     2,505,000
 Net Income Per Limited Partner Unit        $       363.41     $        25.25       $         27.18       $         44.34
Cash distributions                          $    1,719,000     $    1,481,000       $     1,481,000       $     2,134,000
Distribution of marketable securities       $   30,368,000     $            -       $             -       $             -


                                                                          Three Months Ended
                                          ---------------------------------------------------------------------------------
                                           March 31, 2004      June 30, 2004      September 30, 2004     December 31, 2004
                                          -----------------  -----------------   --------------------   -------------------
Rental Income                               $    2,234,000     $    2,271,000       $     2,281,000       $     2,335,000
Cost of Operations (including
  management fees and depreciation)         $      930,000     $      986,000       $       987,000       $       837,000
Net Income                                  $    1,547,000     $    1,520,000       $     1,538,000       $     1,743,000
 Net Income Per Limited Partner Unit        $        25.14     $        24.54       $         24.93       $         29.55
 Cash distributions                         $    1,719,000     $    1,718,000       $     1,719,000       $     1,718,000

     (1) Net income includes gain on disposition of marketable securities in the amount of $22,534,000 in March 2005, and $794,000 gain on disposition of land in October 2005.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

8. Commitments and Contingencies

Serrao v. Public Storage, Inc.(filed April 2003)(Superior Court - Orange County)
--------------------------------------------------------------------------------

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

         Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PSI filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PSI is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

Brinkley et al v. Public Storage,  Inc.  (filed April,  2005) (Superior court of
--------------------------------------------------------------------------------
California - Los Angeles County)
--------------------------------

         The Brinkley plaintiffs are suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. PSI is vigorously contesting the claims and intend to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

         Other Items
         -----------
         PSI and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2005



                                        Initial Cost
                                  ------------------------
                                                                Costs Subsequent
                                               Building, Land    to construction
                                              Imp & Equipment    (Improvements)
         Description               Land
------------------------       -------------  -----------------  ----------------
    California
Belmont                            $478,000         $811,000          $302,000
Carson Street                       265,000          563,000           275,000
Palmdale                            114,000          721,000           394,000
Pasadena Fair Oaks                  686,000        1,219,000           465,000
Sacramento Carmichael               305,000          850,000           368,000
Sacramento Florin                   326,000        1,063,000           457,000
San Jose Capitol Quimby             209,000          742,000           271,000
San Jose Felipe                     270,000          935,000           343,000
So. San Francisco
   Spruce (1)                       532,000        1,488,000           678,000

    Florida
Miami 27th Avenue                   142,000          878,000           490,000
Miami 29th                          270,000          520,000           293,000

    Georgia
Atlanta Montreal Road               397,000          888,000           434,000
Atlanta Mountain
   Industrial Blvd.                 271,000          725,000           501,000
Marietta-Cobb Parkway               219,000          914,000           441,000
                               --------------  ----------------  ----------------
                                 $4,484,000      $12,317,000        $5,712,000




                                                 Gross Carrying Amount
                                                 at December 31, 2005
                                              --------------------------
                                                 Building, Land
                                                 Imp & Equipment                     Accumulated
         Description                 Land                              Total         Depreciation    Date Completed
------------------------       ---------------  -----------------    ----------   -----------------  --------------
    California
Belmont                             $478,000         $1,113,000       $1,591,000       $1,059,000       12/79
Carson Street                        265,000            838,000        1,103,000          752,000       01/80
Palmdale                             114,000          1,115,000        1,229,000        1,088,000       01/80
Pasadena Fair Oaks                   686,000          1,684,000        2,370,000        1,531,000       03/80
Sacramento Carmichael                305,000          1,218,000        1,523,000        1,127,000       07/80
Sacramento Florin                    326,000          1,520,000        1,846,000        1,421,000       06/80
San Jose Capitol Quimby              209,000          1,013,000        1,222,000          969,000       07/80
San Jose Felipe                      270,000          1,278,000        1,548,000        1,227,000       12/80
So. San Francisco
   Spruce (1)                        532,000          2,166,000        2,698,000        1,970,000       11/80

    Florida
Miami 27th Avenue                    142,000          1,368,000        1,510,000        1,290,000       05/80
Miami 29th                           270,000            813,000        1,083,000          772,000       10/79

    Georgia
Atlanta Montreal Road                397,000          1,322,000        1,719,000        1,203,000       06/80
Atlanta Mountain
   Industrial Blvd.                  271,000          1,226,000        1,497,000        1,147,000       09/80
Marietta-Cobb Parkway                219,000          1,355,000        1,574,000        1,275,000       10/79
                               ----------------   ---------------   ------------  -----------------
                                  $4,484,000        $18,029,000      $22,513,000      $16,831,000

(1) A portion of the property has been developed as a business park.

                        Public Storage Properties V, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation
                                   (continued)


                          Reconciliation of Real Estate Cost and Accumulated Depreciation


                                                                      2005                     2004
                                                             --------------------      -------------------
Investment in Real estate
   Balance at the beginning of the year                        $      22,631,000        $      22,278,000
   Disposition of real estate                                           (254,000)                       -
   Additions through cash expenditures                                   136,000                  353,000
                                                             --------------------      -------------------
Balance at the end of the year                                 $      22,513,000        $      22,631,000
                                                             ===================       ===================

Accumulated Depreciation
   Balance at the beginning of the year                        $      16,313,000        $      15,510,000
   Disposition of real estate                                            (24,000)                       -
   Additions charged to costs and expenses                               542,000                  803,000
                                                             --------------------      -------------------
Balance at the end of the year                                 $      16,831,000        $      16,313,000
                                                             ===================       ===================

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $17,509,000 (unaudited).