Form 10-Q
period 2006-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2006-11-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2006
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-9208
                       ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


               California                                      95-3292068
------------------------------------------               ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

701 Western Avenue, Glendale, California                       91201-2349
------------------------------------------               ----------------------
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

     [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at November 13, 2006: 44,000

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                                                              Pages
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at September 30, 2006
              and December 31, 2005                                                                               1

              Condensed Statements of Income and Comprehensive Income
              for the Three and Nine Months Ended September 30, 2006 and 2005                                     2

              Condensed Statement of Partners' Equity for the
              Nine Months Ended September 30, 2006                                                                3

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2006 and 2005                                                       4

              Notes to Condensed Financial Statements                                                          5-11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                   12-14

Item 4.       Controls and Procedures                                                                         14-15

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                                                                  16

Item 1A.      Risk Factors                                                                                    16-18

Item 6.       Exhibits                                                                                           19


                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               September 30,           December 31,
                                                                                   2006                   2005
                                                                             ----------------     -------------------
                                                                                (Unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                     $     2,887,000      $     2,370,000
Marketable securities of affiliate (cost basis of $347,000)                           475,000              480,000
Rent and other receivables                                                             69,000               79,000

Real estate facilities, at cost:
     Buildings and equipment                                                       18,435,000           18,029,000
     Land                                                                           4,484,000            4,484,000
                                                                             ----------------     -------------------
                                                                                   22,919,000           22,513,000

     Less accumulated depreciation                                                (17,065,000)         (16,831,000)
                                                                             ----------------     -------------------
                                                                                    5,854,000            5,682,000

Other assets                                                                          144,000              111,000
                                                                             ----------------     -------------------
Total assets                                                                  $     9,429,000      $     8,722,000
                                                                             ================     ===================

                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------


Accounts payable and accrued liabilities                                      $       446,000      $       166,000
Deferred revenue                                                                      216,000              207,000

Commitments and contingencies

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                           6,414,000            6,100,000

     General partners' equity                                                       2,225,000            2,116,000
     Other comprehensive income                                                       128,000              133,000
                                                                             ----------------     -------------------
     Total partners' equity                                                         8,767,000            8,349,000
                                                                             ----------------     -------------------
Total liabilities and partners' equity                                        $     9,429,000      $     8,722,000
                                                                             ================     ===================


                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30,                         September 30,
                                                       -----------------------------------  ------------------------------------
                                                            2006               2005               2006               2005
                                                       ---------------     ---------------   ----------------   ---------------
REVENUES:

Rental income                                           $   2,581,000       $   2,432,000      $   7,547,000     $   7,130,000
Dividends from marketable securities of affiliate              13,000              10,000             34,000           272,000
Other income                                                   62,000              29,000            172,000            86,000
                                                       ---------------     ---------------   ----------------   ---------------
                                                            2,656,000           2,471,000          7,753,000         7,488,000
                                                       ---------------     ---------------   ----------------   ---------------
COSTS AND EXPENSES:

Cost of operations                                            627,000             595,000          1,906,000         1,798,000
Management fees paid to affiliates                            154,000             144,000            450,000           426,000
Depreciation                                                   85,000             119,000            234,000           449,000
Administrative                                                 33,000              35,000            118,000           105,000
                                                       ---------------     ---------------   ----------------   ---------------
                                                              899,000             893,000          2,708,000         2,778,000
                                                       ---------------     ---------------   ----------------   ---------------
Net income before gain                                      1,757,000           1,578,000          5,045,000         4,710,000

Gain on disposition of marketable securities of
   affiliate                                                        -                   -                  -        22,534,000
                                                     -----------------    ---------------    ----------------   ---------------
  NET INCOME:                                        $      1,757,000    $      1,578,000      $   5,045,000     $  27,244,000
                                                     =================   =================   ================   ===============
  Limited partners' share of net income ($87.50
    per unit in 2006 and $415.84 per unit in 2005)                                             $   3,850,000     $  18,297,000

General partners' share of net income                                                              1,195,000         8,947,000
                                                                                              ---------------    --------------
                                                                                               $   5,045,000     $  27,244,000
                                                                                              ===============    ==============
COMPREHENSIVE INCOME:

Net income                                                                                     $   5,045,000     $  27,244,000
Other comprehensive income:
     Change in unrealized gain on marketable
     equity securities of affiliate                                                                   (5,000)          638,000
     Realized gain on disposition of marketable
         securities of affiliate                                                                           -       (22,534,000)
                                                                                              ---------------    --------------
                                                                                               $   5,040,000     $   5,348,000
                                                                                              ===============    ==============

                             See accompanying notes.
                                        2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                           Other
                                                    Limited            General         Comprehensive      Total Partners'
                                                   Partners'           Partners'           Income              Equity
                                             ------------------  ----------------  ------------------ -------------------
Balance at December 31, 2005                  $      6,100,000   $      2,116,000   $        133,000   $      8,349,000

Change in unrealized gain on marketable
   securities of affiliate                                   -                  -             (5,000)            (5,000)

Net income                                           3,850,000          1,195,000                  -          5,045,000

Cash distributions (Note 3)                         (3,432,000)        (1,190,000)                 -         (4,622,000)

Equity transfer                                       (104,000)           104,000                  -                  -
                                             ------------------  ----------------  ------------------ -------------------
Balance at September 30, 2006                 $      6,414,000   $      2,225,000   $        128,000   $      8,767,000
                                             ==================  ================  ================== ===================


                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                               -------------------------------------
                                                                                       2006                 2005
                                                                               ---------------     -----------------
Cash flows from operating activities:

     Net income                                                                $    5,045,000       $   27,244,000


     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 234,000              449,000
         Decrease in rent and other receivables                                        10,000               38,000
         Increase in other assets                                                     (33,000)             (12,000)
         Gain on disposition of marketable securities of affiliate                          -          (22,534,000)
         Increase in accounts payable and accrued liabilities                         280,000              213,000
         Increase (decrease) in deferred revenue                                        9,000              (30,000)
                                                                               ---------------     -----------------
              Total adjustments                                                       500,000          (21,876,000)
                                                                               ---------------     -----------------
              Net cash provided by operating activities                             5,545,000            5,368,000

Cash flow from investing activities:

    Additions to real estate facilities                                              (406,000)             (61,000)
                                                                               ---------------     -----------------
              Net cash used in investing activities                                  (406,000)             (61,000)
                                                                               ---------------     -----------------
Cash flow from financing activities:

     Distributions paid to partners                                                (4,622,000)          (4,681,000)
                                                                               ---------------     -----------------
              Net cash used in financing activities                                (4,622,000)          (4,681,000)
                                                                               ---------------     -----------------
Net increase in cash and cash equivalents                                             517,000              626,000

Cash and cash equivalents at beginning of year                                      2,370,000            1,359,000
                                                                               ---------------     -----------------
Cash and cash equivalents at end of period                                     $    2,887,000       $    1,985,000
                                                                               ===============     =================
Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                                 $        5,000       $     (638,000)
         Other comprehensive income                                            $       (5,000)      $      638,000



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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation:
         ----------------------

                  The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2005.

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

                  Cost of operations, general and administrative expense, as well as television, yellow page and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $54,000 and $243,000 for the three and nine months ended September 30, 2006, respectively, compared to $68,000 and $235,000, respectively, for the same periods in 2005.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                  In accordance with this policy, the Partnership has reflected adjustments to unrealized gains for the change in market price, representing a decrease in cumulative unrealized gains of $5,000 for the nine months ended September 30, 2006, as compared to an increase in the cumulative unrealized gains of $638,000 for the same period in 2005.

                  Marketable securities consist of 17,331 depositary shares of Equity Stock, Series A, of Public Storage Inc., at both September 30, 2006 and December 31, 2005. The Partnership's marketable securities for all periods have been designated as available-for-sale.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         are  capitalized  as  building  cost.   Expenditures  for  repairs  and
         maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at September 30, 2006.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at September 30, 2006.

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

                  During 2005, we sustained physical damage to our facilities as a result of Hurricane Wilma, which occurred in the fourth quarter of 2005. We expect to receive no insurance proceeds and the net book value of the destroyed assets was zero; therefore, no gain or loss was recorded. We have incurred approximately $28,000 in costs to repair damages to our facilities.

         Deferred revenue:
         -----------------

                  Deferred revenue totaling $216,000 at September 30, 2006 ($207,000 at December 31, 2005), consists of prepaid rents, which are recognized when earned.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of November 13, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. We paid distributions to the limited and general partners totaling $3,432,000 ($78.00 per unit) and $1,190,000, respectively for the nine months ended September 30, 2006. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the three months ended September 30, 2006 and 2005, the Partnership paid $154,000 and $144,000, respectively, pursuant to these management agreements. For the nine months ended September 30, 2006 and 2005, the Partnership paid $450,000 and
         $426,000, respectively, pursuant to these management agreements. The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations in the accompanying condensed statements of income, amounted to $244,000 and $234,000 for the three months ended September 30, 2006 and 2005, respectively, and $842,000 and $770,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from the Hughes Family on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $22,000 and $13,000 for the three months ended September 30, 2006 and 2005, respectively, ($66,000 and $39,000 for the nine months ended September 30, 2006 and 2005, respectively).

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

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

                  The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from PSI Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Brinkley v. Public Storage, Inc. (filed April, 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

                  The plaintiff sued PSI on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. The maximum potential liability cannot presently be estimated. PSI intends to vigorously contest the substantive merits of the two remaining subclasses that were certified.

         Simas v. Public Storage, Inc. (filed January,  2006) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

                  The plaintiff brings this action against PSI on behalf of a purported class who bought insurance coverage at PSI's facilities alleging that PSI does not have a license to offer, sell and/or transact storage insurance. The action was brought under California
         Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. PSI filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. PSI renewed its demurrer and moved to strike the national class allegations. The Court dismissed all the claims with leave to amend, except for the claim for unjust enrichment. Based on this ruling, the Court held that the motion to strike was moot. Plaintiff elected not to amend her complaint and is therefore only proceeding with the claim for unjust enrichment. PSI is vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operations
-------------

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

Critical Accounting Policies
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at September 30, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Results of Operations
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005:

         Our net income for the three months ended September 30, 2006 was $1,757,000 compared to $1,578,000 for the three months ended September 30, 2005, representing an increase of $179,000 or 11%.

         Rental income for the three months ended September 30, 2006 was $2,581,000 compared to $2,432,000 for the three months ended September 30, 2005, representing an increase of $149,000 or 6%. The increase in rental income is attributable to increases in annualized realized rent per square foot at the Partnership's self-storage facilities. Annualized realized rent per square foot at the self-storage facilities for the three months ended September 30, 2006 increased to $14.32 per occupied square foot from $13.32 per occupied square foot for the three months ended September 30, 2005. Weighted average square foot occupancy levels at the self-storage facilities were 91% for each of the three month periods ended September 30, 2006 and 2005.

         Dividend income was $13,000 and $10,000 for the three months ended September 30, 2006 and 2005, respectively.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 5 to the condensed financial statements) for the three months ended September 30, 2006 was $781,000 compared to $739,000 for the three months ended September 30, 2005, representing an increase of $42,000 or 6%. The increase in cost of operations was primarily due to increases in payroll, property insurance, and management fees expenses partially offset by decreases in advertising and promotion expenses.

         Depreciation expense was $85,000 for the three months ended September 30, 2006 compared to $119,000 for the same period in 2005, a decrease of $34,000 or 29%. Beginning with the first quarter of 2005, certain buildings have become fully depreciated and, accordingly, depreciation expense declined during the three months ended September 30, 2006 as compared to the same period in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005:

         Our net income for the nine months ended September 30, 2006 was $5,045,000 compared to $27,244,000 for the nine months ended September 30, 2005, representing a decrease of $22,199,000. Net income decreased primarily due to a gain on disposition of marketable securities of an affiliate totaling $22,534,000 recorded for the nine months ended September 30, 2005.

         Rental income for the nine months ended September 30, 2006 was $7,547,000 compared to $7,130,000 for the nine months ended September 30, 2005, representing an increase of $417,000 or 6%. The increase in rental income is attributable to increases in annualized realized rent per square foot at the Partnership's self-storage facilities. Annualized realized rent per square foot at the self-storage facilities for the nine months ended September 30, 2006 increased to $13.94 per occupied square foot from $13.08 per occupied square foot for the nine months ended September 30, 2005. Weighted average square foot occupancy levels at the self-storage facilities were 91% for each of the nine month periods ended September 30, 2006 and 2005.

         Dividend income for the nine months ended September 30, 2006 was $34,000 compared to $272,000 for the nine months ended September 30, 2005. At March 31, 2005, we distributed all of our holdings of Public Storage, Inc. common stock to unitholders of record as of January 1, 2005. Accordingly, the Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 5 to the condensed financial statements) for the nine months ended September 30, 2006 was $2,356,000 compared to $2,224,000 for the nine months ended September 30, 2005, representing an increase of $132,000 or 6%. The increase in cost of operations was primarily due to increases in payroll, property insurance, repairs and maintenance, and management fees expenses partially offset by decreases in property taxes.

         Depreciation expense was $234,000 for the nine months ended September 30, 2006 compared to $449,000 for the same period in 2005, a decrease of $215,000 or 48%. Beginning with the first quarter of 2005, certain buildings have become fully depreciated and, accordingly, depreciation expense declined during the nine months ended September 30, 2006 as compared to the same period in 2005.

Liquidity and Capital Resources
-------------------------------

         Cash generated from operations ($5,545,000 for the nine months ended September 30, 2006) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $3,432,000 ($78.00 per unit) and $1,190,000, respectively, for the nine months ended September 30, 2006. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the third quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         THE PARTNERSHIP MAY BE SUBJECT TO ADDITIONAL RISKS AS A RESULT OF PUBLIC STORAGE'S MERGER WITH SHURGARD STORAGE CENTERS, INC.

         In August 2006, Public Storage completed the previously announced acquisition of Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 650 self-storage facilities located in the United States and Europe.

         No change in the financial interests of the Partnership occurred as a result of the Shurgard acquisition. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, and the self-storage facilities owned by Shurgard are also being managed by Public Storage since completion of the merger, the merger could have the following potential negative impacts on the Partnership:

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

     o Individual Partnership properties could experience a decrease in move-ins, reductions to rental rates, declines in occupancy rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage commencing management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated substantially all of our revenue for the nine months ended September 30, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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




                                            DATED: November 14, 2006

                                            PUBLIC STORAGE PROPERTIES V, LTD.

                                            BY:  Public Storage, Inc.
                                                 General Partner





                                            BY:   /s/ John Reyes
                                                 ----------------
                                                 John Reyes
                                                 Senior Vice President and
                                                 Chief Financial Officer

Exhibit No.                             Exhibit Index
-----------                         -------------------

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.