Form 10-K
period 2006-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2007-04-02
CIK 277925

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006 or
                         ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     0-9208
                            ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
             (Exact name of Registrant as specified in its charter)

                  California                              95-3292068
  -----------------------------------------  -------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification Number)
   701 Western Avenue, Glendale, California               91201-2349
  -----------------------------------------  -------------------------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
              ----------------------------------------------------
                                (Title of class)
              ----------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [ ] No [ X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006:

Limited Partner Units, $500.00 Par Value - $23,677,000 (computed on the basis of $1,410.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2006).

The number of units outstanding of the registrant's classes of common equity as of March 30, 2007:

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

         o Our investments consist of 14 self-storage facilities, one of which contains a commercial facility. These investments are in real estate or real estate entities holding real estate located in the United States. See "Self-storage Facilities" and Item 2 "Properties" for further information.

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

Commercial Property
-------------------

         The Partnership owns one commercial property, a business park located in San Francisco, California, on the same parcel of land as the Partnership's self-storage facility. The commercial property represents less than 3% of the Partnership's revenues and less than 1% of the Partnership's assets based on original cost.

Operating Strategies
--------------------

         The Partnership's self-storage facilities are operated by PSI under the "Public Storage" brand name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

o Capitalize on "Public Storage's" name recognition. PSI has more than 20 years of operating experience in the self-storage business. PSI has informed the Partnership that it is the largest self-storage facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in directories in virtually every market in which it operates. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties.

o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to maximize revenues through high occupancy levels and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 90% in 2006 and 91% in 2005. Annual realized rents per occupied square foot increased from $13.18 in 2005 to $13.97 in 2006.

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

o Professional property operation. There are approximately 6,000 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

Employees
---------

         There are approximately 64 persons who render services on behalf of the Partnership. These persons include property managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         PUBLIC STORAGE'S ACQUISITION OF SHURGARD MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

         In August 2006, Public Storage completed the acquisition of Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that had interests in approximately 646 self-storage facilities located in the United States and Europe. The Shurgard merger did not change the financial interests of the Partnership. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, together with the self-storage facilities previously owned by Shurgard, individual Partnership properties may experience a decrease in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

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

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         All of the Partnership's properties are located in California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

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

         OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provided limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2006 financial statements.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
           -------------------------

         Not applicable

ITEM 2.  PROPERTIES
         ----------

         The following table sets forth information as of December 31, 2006 about properties owned by the Partnership:


                                    Size of       Net Rentable      Numbers of                         Completion
            Location                Parcel            Area            Spaces       Date of Purchase       Date
---------------------------   --------------- ----------------- ---------------- -------------------- -------------
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


         The weighted average occupancy for the self-storage facilities was 91% in 2005 and 90% in 2006.

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

         As of December 31, 2006, none of the properties were encumbered. The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners.

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

     Brinkley et al v. Public Storage, Inc. (filed April, 2005) (Superior court
     --------------------------------------------------------------------------
     of California - Los Angeles County)
     -----------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER
               ----------------------------------------------------------------
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
               -------------------------------------------------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2006, there were approximately 1,046 unitholders of record.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.



ITEM 6.       SELECTED FINANCIAL DATA

For the Year
Ended December 31,                              2006              2005               2004               2003              2002
-------------------------------------   -----------------  ------------------  -----------------  ----------------- ----------------
Revenues                                 $   10,309,000     $   10,016,000     $   10,197,000     $    9,931,000    $    9,777,000
Depreciation and amortization                   324,000            542,000            803,000            940,000           931,000
Interest expense                                      -                  -                  -                  -             4,000
Gain on disposition of marketable
     securities (1)                             117,000         22,534,000                  -                  -                 -
Gain on disposition of land                           -            794,000                  -                  -                 -
Net income (1)                                6,849,000         29,749,000          6,348,000          6,084,000         6,166,000
Limited partners' share (1)                   5,094,000         20,248,000          4,583,000          4,322,000         5,004,000
General partners' share (1)                   1,755,000          9,501,000          1,765,000          1,762,000         1,162,000
Limited partners' per unit data (2)
     Net income (1)                             $115.77            $460.18            $104.16             $98.23           $113.73
     Cash distributions                         $115.00            $115.00            $116.00            $116.00            $75.00

-------------------------------------

Cash and cash equivalents                $    2,495,000     $    2,370,000     $    1,359,000     $    1,367,000    $    1,439,000
Total assets                             $    8,791,000     $    8,722,000     $   38,111,000     $   32,064,000    $   26,864,000

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

         PSI is the largest owner and operator of self-storage facilities in the United States. All of PSI's facilities in the United States are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PSI as one of the dominant providers of self-storage space in most markets in which PSI operates and enables PSI to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of PSI's competitors.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005:

         The Partnership's net income was $6,849,000 in 2006 compared to $29,749,000 in 2005, representing a decrease of $22,900,000. The decrease in net income is primarily due to 2005 reflecting a gain on disposition of marketable securities of an affiliate totaling $22,534,000 (described below).

         Property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $6,604,000 in 2006 compared to $6,092,000 in 2005, representing an increase of $512,000 or 8.4%. This increase is attributable to an increase in rental income and a decrease in depreciation expense.

         Rental income was  $10,044,000  in 2006 compared to $9,563,000 in 2005, representing an increase of $481,000 or 5.0%. The increase is attributable primarily to an increase in realized rent per occupied square foot at the Partnership's self-storage facilities. The annual realized rent per occupied square foot for the self-storage facilities was $13.97 in 2006 compared to $13.18 in 2005. The weighted average occupancy level of the self-storage facilities was relatively stable at 90% and 91% in 2006 and 2005, respectively.

         On March 31, 2005, we distributed all of the Public Storage common stock on a pro-rata basis to unitholders of record as of January 1, 2005. Accordingly, during the first quarter of 2005, we recognized a gain on disposition totaling $22,534,000, which represented the excess of the fair value (based upon a value of $56.94 per share for the Public Storage common stock on March 31, 2005) over the historical cost. The Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005. As a result of this distribution, dividend income from marketable securities of affiliate declined to $30,000 in 2006 from $282,000 in 2005. In December 2006, we sold all the remaining 17,331 shares of PSI Equity stock, Series A and recorded a gain of $117,000 on our statement of income for the year ended December 31, 2006. See Note 2 to the Partnership's financial statements for additional information.

         Cost of operations (including management fees paid to affiliates) increased $187,000 to $3,116,000 in 2006 from $2,929,000 in 2005. This increase is primarily attributable to increases in payroll, utilities, repairs and maintenance, and management fees.

         Depreciation expense was $324,000 for the year ended December 31, 2006 compared to $542,000 for the same period in 2005, a decrease of $218,000 or 40.2%. Beginning with the first quarter of 2005, all buildings have become fully depreciated and, accordingly, depreciation expense declined in 2006 as compared to 2005. Administrative expense was $137,000 and $124,000 in 2006 and 2005, respectively, representing an increase of $13,000, or 10%. This increase is primarily attributable to a cost of $11,000 for termination of a contract.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($7,207,000 for the year ended December 31, 2006) were sufficient to meet all current obligations of the Partnership. During 2006, the Partnership incurred $731,000 of capital improvements as compared to $136,000 in 2005 and $353,000 in 2004. For 2007, we have budgeted $97,000, including remaining amounts to restore our facilities from hurricane damage.

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

         On March 31, 2005, we distributed all 533,334 shares of our holdings of Public Storage common stock on a pro-rata basis to unitholders. At December 31, 2005, we held 17,331 shares of Public Storage, Inc.'s Equity Stock, Series A (marketable securities) with a fair value totaling $480,000 (cost of $347,000 at December 31, 2005) in Public Storage, Inc. In December 2006, we sold the remaining 17,331 shares of Public Storage, Inc.'s Equity Stock, Series A and recorded a gain on disposition of $117,000 during the year ended December 31, 2006.

         As a result of the distribution and sale of stock, dividends received by the Partnership declined to $30,000 for 2006, as compared to $282,000 and $1,002,000 during 2005 and 2004, respectively.

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

         During each of the years ended December 31, 2006 and 2005, we paid cash distributions to the limited and general partners totaling $5,060,000 ($115.00 per unit) and $1,755,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

         As of December 31, 2006, the Partnership had no outstanding debt.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the fourth quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
             -----------------

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                       Positions with PSI
--------------------- ---------------------------------------------------------
B. Wayne Hughes         Chairman of the Board
Ronald L. Havner, Jr.   Chief Executive Officer, Vice Chairman of the Board and
                          President
John Reyes              Senior Vice President and Chief Financial Officer
John S. Baumann         Senior Vice President and Chief Legal Officer
John E. Graul           Senior Vice President and President,
                          Self-storage Operations
Candace N. Krol         Senior Vice President of Human Resources
David F. Doll           Senior Vice President and President, Real Estate Group
Harvey Lenkin           Director
B. Wayne Hughes, Jr.    Director
Dann V. Angeloff        Director
William C. Baker        Director
John T. Evans           Director
Uri P. Harkham          Director
Gary E. Pruitt          Director
Daniel C. Staton        Director

         B. WAYNE HUGHES, age 73, has been a director of PSI since its organization in 1980. Mr. Hughes was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole
Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently engaged in the acquisition and operation of commercial properties in California. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a member of PSI's Board.

         RONALD L. HAVNER, JR., age 49, has been the Vice-Chairman, Chief Executive Officer and a director of PSI since November 2002 and President since July 1, 2005. Mr. Havner joined PSI in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of PSI's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Union BanCal Corporation and Pac Van, Inc.

         DANN V. ANGELOFF, age 71, Chairman of the Nominating/Corporate Governance Committee and a member of the Compensation Committee, has been a director of PSI since its organization in 1980. Mr. Angeloff has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner and owner of a 20% interest in a limited partnership that in 1974 purchased a self-storage facility operated by PSI. He is a director of Bjurman, Barry Fund, Inc., Electronic Recyclers International, Nicholas/Applegate Fund, ReadyPac Foods, Retirement Capital Group and SoftBrands, Inc.

         WILLIAM C. BAKER, age 73, a member of Nominating/Corporate Governance Committee, became a director of PSI in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of La Quinta, Inc., California Pizza Kitchen, Javo Beverage Company and Callaway Golf Company.

         JOHN T. EVANS, age 68, Chairman of the Audit Committee and member of the Nominating/Corporate Governance Committee, became a director of PSI in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Vice-Chairman of Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         URI P. HARKHAM, age 58, a member of the Compensation Committee, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of Harkham Industries, which specializes in designing, manufacturing and marketing women's clothing under its four labels, Harkham, Hype, Jonathan Martin and Johnny Martin, since its organization in 1976. Since 1978, Mr. Harkham has been the Chief Executive Officer of Harkham Family Enterprises, a real estate firm specializing in buying and rebuilding retail and mixed use real estate throughout Southern California.

         B. WAYNE HUGHES, JR., age 47, became a director of PSI in January 1998. He was employed by PSI from 1989 to 2002, serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC and its affiliates, companies engaged in the acquisition and operation of commercial properties in California. He is the son of B. Wayne Hughes.

         HARVEY LENKIN, age 70, became a director of PSI in 1991. Mr. Lenkin retired as President and Chief Operating Officer of PSI in 2005, and was a consultant for Public Storage until July 1, 2006. Mr. Lenkin was employed by PSI or its predecessor for 27 years. He has been a director of PSI's affiliate, PS Business Parks, Inc., since March 1998 and was President of PSB from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Memorial Hospital, Pasadena, California and a former member of the Executive Committee of the Board of Governors of NAREIT.

         GARY E. PRUITT, age 57, a member of the Audit Committee and of the Compensation Committee, became a director of PSI in August 2006 in connection with the merger of Shurgard Storage Centers, Inc. with PSI. Mr. Pruitt was previously a director of Shurgard. He is the Chief Executive Officer of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe. Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as Chairman and Chief Executive Officer in 2002. He was a certified public accountant prior to joining Univar.

         DANIEL C. STATON, age 54, Chairman of the Compensation Committee and a member of the Audit Committee, became a director of PSI in March 1999 in connection with the merger of Storage Trust Realty, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is Chairman of Staton Capital, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999.

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

         The members of the PSI Audit Committee of the Board are: John T. Evans (Chairman), Daniel C. Staton, and Gary E. Pruitt. The Board of PSI has determined that Audit Committee members Daniel C. Staton and Gary E. Pruitt, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Abernethy and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             ------------------------------------------------------------------
             RELATED STOCKHOLDER MATTERS
             ---------------------------

         (a) At March 30, 2007, the following beneficially owned more than 5% of the Units:


          Title                   Name and Address                      Beneficial         Percent
        of Class                 of Beneficial Owner                    Ownership          of Class
--------------------- ---------------------------------------------- ------------------ --------------
Units of Limited        Public Storage, Inc.                           14,740 Units (1)     33.5%
Partnership Interest    701 Western Avenue
                        Glendale, California 91201
Units of Limited        B. Wayne Hughes, Tamara Hughes Gustavson, PS   12,398 Units (2)     28.2%
Partnership Interest    Orangeco Partnerships, Inc.
                        701 Western Avenue
                        Glendale, California 91201

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. The partners received distributions equal to their capital contributions in 1987. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PSI and BWH Marinas own 14,609 and 4,852 Units, respectively. During 2006, PSI and BWH Marinas received $1,404,000 and $351,000 in cash distributions related to their general partner ownership interests. As described above, the General Partners also hold Limited Partnership Units. Through these holdings, PSI and the Hughes Family, respectively, received $1,680,000 and $558,000 of cash distributions.

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. During 2006, 2005 and 2004, the Partnership paid fees of $585,000, $556,000, and $530,000, respectively, to PSI pursuant to the Management Agreement.

         In January 1997, PSBP became the operator of the Partnership's commercial property pursuant to the Management Agreement. PSBP is an operating partnership formed to own and operate business parks in which PSI has a significant economic interest. The general partner of PSBP is PS Business Parks, Inc., an AMEX listed real estate investment trust. The Partnership's commercial property is managed by PS Business Parks, LP ("PSBP") pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial property operated for the Partnership. During 2006, 2005 and 2004, the Partnership paid $14,000, $15,000 and $14,000, respectively, to PSBP pursuant to the Management Agreement.

         In addition, the Partnership combines its insurance purchasing power with PSI through captive insurance entities controlled by PSI. (See Note 5 to the Partnership's financial statements.) The captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2006, 2005 and 2004 were $74,000, $63,000 and $111,000, respectively.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in Cost of Operations, amounted to $1,135,000, $1,030,000, and $1,087,000 for the years ended December 31, 2006, 2005, and 2004, respectively.


ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
               --------------------------------------

         Fees billed to the Partnership by Ernst & Young LLP for 2006 and 2005 as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $18,000 for 2006 and $16,000 for 2005.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $11,000 for 2006 and $11,000 for 2005.

         Audit-Related Fees and Other Fees: During 2006 and 2005 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

                           PUBLIC STORAGE PROPERTIES V, LTD.
                           a California Limited Partnership
Dated:  March 30, 2007     By:    Public Storage, Inc., General Partner

                                  By:    /s/ Ronald L. Havner, Jr.
                                         ---------------------------------------
                                         Ronald L. Havner, Jr., Vice Chairman of
                                         the Board, Chief Executive Officer and
                                         President of Public Storage, Inc.
                                         Corporate General Partner

                           By:    /s/ B. Wayne Hughes
                                  --------------------------------------------
                                  B. Wayne Hughes, General Partner and Chairman of the Board of Public Storage, Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                      Signature                                             Capacity                                   Date
-----------------------------------------------  ------------------------------------------------------  ---------------------------

/s/ Ronald L. Havner, Jr.                              Vice Chairman of the Board, Chief Executive                March 30, 2007
---------------------------------------                Officer, and President of Public Storage, Inc.,
Ronald L. Havner, Jr.                                  Corporate General Partner

/s/ B. Wayne Hughes                                    General Partner and Chairman of the Board of               March 30, 2007
---------------------------------------                Public Storage, Inc.
B. Wayne Hughes

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 30, 2007
---------------------------------------                of Public Storage, Inc. (principal financial
John Reyes                                             officer and principal accounting officer)

/s/ Harvey Lenkin                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                               Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Dann V. Angeloff

/s/ William Baker                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Uri P. Harkham

/s/ Gary E. Pruitt                                     Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Gary E. Pruitt

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Daniel C. Staton


                        PUBLIC STORAGE PROPERTIES V, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))


                                                                          Page
                                                                    References
                                                                    ----------

     Report of Independent Registered Public Accounting Firm               F-1


     Financial Statements and Schedule:


     Balance Sheets as of December 31, 2006 and 2005                       F-2

     For the years ended December 31, 2006, 2005 and 2004:

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

                Report of Independent Registered Accounting Firm




The Partners
Public Storage Properties V, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. (the "Partnership") as of December 31, 2006 and 2005, and the related statements of income and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                              ERNST & YOUNG LLP

March 28, 2007
Los Angeles, California


                        PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 2006 and 2005



                                                                                    2006                   2005
                                                                           ---------------------  ----------------------

                                  ASSETS
                                  ------

Cash and cash equivalents                                                     $     2,495,000        $     2,370,000
Marketable securities of affiliate (cost of $347,000
  as of December 31,2005)                                                                   -                480,000
Rent and other receivables                                                             60,000                 79,000

Real estate facilities, at cost:
     Buildings and equipment                                                       18,760,000             18,029,000
     Land                                                                           4,484,000              4,484,000
                                                                           ---------------------  ----------------------
                                                                                   23,244,000             22,513,000
     Less accumulated depreciation                                                (17,155,000)           (16,831,000)
                                                                           ---------------------  ----------------------

                                                                                    6,089,000              5,682,000

Other assets                                                                          147,000                111,000
                                                                           ---------------------  ----------------------

Total assets                                                                  $     8,791,000        $     8,722,000
                                                                           =====================  ======================

                    LIABILITIES AND PARTNERS' EQUITY
                    --------------------------------

Accounts payable                                                              $       297,000        $       166,000
Deferred revenue                                                                      244,000                207,000
                                                                           ---------------------  ----------------------
     Total liabilities                                                                541,000                373,000

Commitments and contingencies (Note 8)

Partners' equity :

     Limited partners' equity, $500 per
       unit, 44,000 units authorized, issued and outstanding                        6,126,000              6,100,000
     General partners' equity                                                       2,124,000              2,116,000
     Other comprehensive income                                                             -                133,000
                                                                           ---------------------  ----------------------

     Total partners' equity                                                         8,250,000              8,349,000
                                                                           ---------------------  ----------------------

Total liabilities and partners' equity                                        $     8,791,000        $     8,722,000
                                                                           =====================  ======================


                             See accompanying notes.


                        PUBLIC STORAGE PROPERTIES V, LTD.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the years ended December 31, 2006, 2005 and 2004


                                                                    2006                 2005                  2004
                                                            ------------------  --------------------  --------------------

REVENUES:

Rental income                                                $    10,044,000       $     9,563,000       $     9,121,000
Dividends from marketable securities of affiliate                     30,000               282,000             1,002,000
Other income                                                         235,000               171,000                74,000
                                                            ------------------  --------------------  --------------------

                                                                  10,309,000            10,016,000            10,197,000
                                                            ------------------  --------------------  --------------------
COSTS AND EXPENSES:

Cost of operations                                                 2,517,000             2,358,000             2,393,000
Management fees paid to affiliates                                   599,000               571,000               544,000
Depreciation and amortization                                        324,000               542,000               803,000
Administrative                                                       137,000               124,000               109,000
                                                            ------------------  --------------------  --------------------

                                                                   3,577,000             3,595,000             3,849,000
                                                            ------------------  --------------------  --------------------

Net income before gain                                             6,732,000             6,421,000             6,348,000

Gain on disposition of marketable securities of
  affiliate                                                          117,000            22,534,000                     -
Gain on disposition of land                                                -               794,000                     -
                                                            ------------------  --------------------  --------------------

NET INCOME                                                   $     6,849,000       $    29,749,000       $     6,348,000
                                                            ==================  ====================  ====================

Limited partners' share of net income ($115.77 per unit
   in 2006, $460.18 per unit in 2005 and $104.16 per
   unit in 2004)                                             $     5,094,000       $    20,248,000       $     4,583,000

General partners' share of net income                              1,755,000             9,501,000             1,765,000
                                                            ------------------  --------------------  --------------------

                                                             $     6,849,000       $    29,749,000       $     6,348,000
                                                            ==================  ====================  ====================


COMPREHENSIVE INCOME:
Net income                                                   $     6,849,000       $    29,749,000       $     6,348,000
Other Comprehensive Income:
     Change in unrealized gain on marketable
          equity securities of affiliate                             (16,000)              627,000             6,561,000
     Realized gain on disposition of marketable
          securities of affiliate                                   (117,000)          (22,534,000)                    -
                                                            ------------------  --------------------  --------------------

                                                             $     6,716,000       $     7,842,000       $    12,909,000
                                                            ==================  ====================  ====================

                             See accompanying notes.


                        PUBLIC STORAGE PROPERTIES V, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2006, 2005 and 2004


                                                                                         Other
                                                                                     Comprehensive      Total Partners'
                                        Limited Partners      General Partners          Income               Equity
                                       ------------------- ---------------------- ------------------- ---------------------

Balance at December 31, 2003               $  12,011,000        $    4,165,000        $  15,479,000        $  31,655,000

Change in unrealized gain on
   marketable equity securities                        -                    -             6,561,000            6,561,000

Net income                                     4,583,000            1,765,000                     -            6,348,000

Cash distributions                            (5,104,000)          (1,770,000)                    -           (6,874,000)

Equity transfer                                  130,000             (130,000)                    -                    -
                                       ------------------- ---------------------- ------------------- ---------------------

Balance at December 31, 2004                  11,620,000            4,030,000            22,040,000           37,690,000

Change in unrealized gain on
   marketable equity securities                        -                    -               627,000              627,000

Realized gain on disposition of
  marketable securities affiliate                      -                    -           (22,534,000)         (22,534,000)

Net income                                    20,248,000            9,501,000                     -           29,749,000

Cash distributions                            (5,060,000)          (1,755,000)                    -           (6,815,000)

Distribution of marketable
  securities of affiliate                    (22,548,000)          (7,820,000)                    -          (30,368,000)

Equity transfer                                1,840,000           (1,840,000)                    -                    -
                                       ------------------- ---------------------- ------------------- ---------------------

Balance at December 31, 2005                   6,100,000            2,116,000               133,000            8,349,000

Change in unrealized gain on
   marketable equity securities                        -                    -               (16,000)             (16,000)

Realized gain on disposition of
   marketable securities affiliate                     -                    -              (117,000)            (117,000)

Net income                                     5,094,000            1,755,000                     -            6,849,000

Cash distributions                            (5,060,000)          (1,755,000)                    -           (6,815,000)

Equity transfer                                   (8,000)               8,000                     -                    -
                                       ------------------- ---------------------- ------------------- ---------------------

Balance at December 31, 2006               $   6,126,000        $   2,124,000         $           -        $   8,250,000
                                       =================== ====================== =================== =====================

                             See accompanying notes.


                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2006, 2005 and 2004


                                                                        2006                  2005                   2004
                                                              ------------------- ---------------------- -----------------------

Cash flows from operating activities:
   Net income                                                 $       6,849,000     $      29,749,000      $       6,348,000

   Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation and amortization                                        324,000               542,000                803,000
   Decrease in rent and other receivables                                19,000                24,000                 88,000
   Increase in other assets                                             (36,000)               (1,000)               (32,000)
   Gain on disposition of marketable securities
        of affiliate                                                   (117,000)          (22,534,000)                     -
   Gain on disposition of land                                                -              (794,000)                     -
   Increase (decrease) in accounts payable                              131,000                (9,000)                 5,000
   Increase (decrease) in deferred revenue                               37,000               (39,000)                 7,000
                                                              ------------------- ---------------------- -----------------------

     Total adjustments                                                  358,000           (22,811,000)               871,000
                                                              ------------------- ---------------------- -----------------------

     Net cash provided by operating activities                        7,207,000             6,938,000              7,219,000
                                                              ------------------- ---------------------- -----------------------

Cash flows from investing activities:
    Proceeds from disposition of marketable securities
     of affiliate                                                       464,000                     -                      -
    Proceeds from disposition of land                                         -             1,024,000                      -
   Additions to real estate facilities                                 (731,000)             (136,000)              (353,000)
                                                              ------------------- ---------------------- -----------------------

     Net cash (used in) provided by investing activities               (267,000)              888,000               (353,000)
                                                              ------------------- ---------------------- -----------------------

Cash flows from financing activities:
   Distributions paid to partners                                    (6,815,000)           (6,815,000)            (6,874,000)
                                                              ------------------- ---------------------- -----------------------

     Net cash used in financing activities                           (6,815,000)           (6,815,000)            (6,874,000)
                                                              ------------------- ---------------------- -----------------------

Net increase (decrease) in cash and cash equivalents                    125,000             1,011,000                 (8,000)
Cash and cash equivalents at the beginning of the year                2,370,000             1,359,000              1,367,000
                                                              ------------------- ---------------------- -----------------------
Cash and cash equivalents at the end of the year              $       2,495,000     $       2,370,000      $       1,359,000
                                                              =================== ====================== =======================

Supplemental schedule of non-cash investing and financing
activities:
   Decrease (increase) in fair value of marketable securities:
       Marketable securities                                  $          16,000     $        (627,000)     $      (6,561,000)
       Other comprehensive income                                       (16,000)              627,000              6,561,000
   Distribution of marketable securities of affiliate:
       Marketable securities                                                  -            30,368,000                      -
       Partners' equity                                                       -           (30,368,000)                     -


                             See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


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

                  Cost of operations, general and administrative expense, as well as television, yellow page and other advertising expenditures are expensed as incurred. Included in cost of operations are television, yellow page, and other advertising expenditures totaling $343,000, $324,000 and $340,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

                  In accordance with this policy, the Partnership has reflected adjustments to unrealized gains of $16,000, $627,000, and $6,561,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

                  At December 31, 2005, marketable securities consisted of 17,331 depositary shares of Equity Stock, Series A, of Public Storage Inc. In December 2006, we sold all of the remaining shares of Equity Stock, Series A, of Public Storage, Inc. and recorded a realized gain of $117,000 on our statement of income for the year ended December 31, 2006. All of the Partnership's marketable securities for all periods had been designated as available-for-sale.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. All real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at December 31, 2006.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at December 31, 2006.

                  In 2005, we sold a parcel of land for proceeds of $1,024,000, resulting in a gain on sale of $794,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

                  During 2005, we sustained physical damage to our facilities as a result of Hurricane Wilma, which occurred in the fourth quarter of 2005. We expect to receive no insurance proceeds and the net book value of the destroyed assets was zero; therefore, no gain or loss was recorded. Repairs to these facilities were completed during 2006 for a total cost of $33,000.

         Deferred revenue:
         -----------------

                  Deferred revenue totaling $244,000 and $207,000 for each of the years ended December 31, 2006 and 2005, respectively, consists of prepaid rents, which are recognized when earned.

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

         Income Taxes:
         -------------

                  Public Storage Properties V, Ltd. is treated as a partnership for Federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly no Federal income tax expense is recorded by the Partnership.

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of March 30, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During each of the years ended December 31, 2006 and 2005, we paid distributions to the limited and general partners totaling $5,060,000 ($115.00 per unit) and $1,755,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For 2006, 2005 and 2004, the Partnership paid $599,000, $571,000 and $544,000, respectively, pursuant to these management agreements.

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

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in Cost of Operations, amounted to $1,135,000, $1,030,000, and $1,087,000 for the years ended December 31,
         2006, 2005, and 2004, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

                  PSI owns 14,609 Limited Partnership Units ("Units"), as to which PSI has sole voting and dispositive power.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

         Captive Insurance Activities with PSI
         -------------------------------------

                  The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2006.

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

                  The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):

                                                             2006        2005
                                                         ----------- -----------
                                                        (Amounts in thousands)
   For the year ended December 31,
   -------------------------------
   Net investment income...........................       $   890      $   663
   Loss and loss adjustment expense................        (1,053)         900
   Other expenses..................................          (234)        (349)
                                                         ----------- -----------
      Net income (loss)............................       $  (397)     $ 1,214
                                                         =========== ===========

   At December 31,
   ---------------
   Total assets (primarily cash and other
      investments).................................       $27,772     $26,876
   Liabilities for losses and loss adjustment
      expenses.....................................        11,470      13,784
   Other liabilities...............................         1,314         208
   Member's surplus................................        14,988      12,884

                  Premiums paid to the Captive Entities for the years ended December 31, 2006, 2005 and 2004 were $74,000, $63,000 and $111,000, respectively.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from the Hughes Family on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees are $88,000, $88,000 and $53,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

                  Taxable net income (unaudited) was $6,798,000, $7,311,000 and $6,522,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

7.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                          Three Months Ended
                                           -------------------------------------------------------------------------------
                                           March 31, 2006      June 30, 2006      September 30, 2006     December 31, 2006
                                           ----------------- ------------------- --------------------- -------------------
Rental Income                               $    2,438,000     $    2,528,000       $     2,581,000       $     2,497,000
Cost of Operations (including
  management fees and depreciation)         $      857,000     $      867,000       $       866,000       $       850,000
Net Income (1)                              $    1,601,000     $    1,687,000       $     1,757,000       $     1,804,000
Net Income Per Limited Partner Unit         $        27.36     $        29.30       $         30.84       $         28.27
Cash distributions                          $    1,541,000     $    1,541,000       $     1,541,000       $     2,192,000


                                                                          Three Months Ended
                                           -------------------------------------------------------------------------------
                                           March 31, 2005      June 30, 2005      September 30, 2005     December 31, 2005
                                           ----------------- ------------------- --------------------- -------------------
Rental Income                               $    2,328,000     $    2,370,000       $     2,432,000       $     2,433,000
Cost of Operations (including
  management fees and depreciation)         $      933,000     $      882,000       $       858,000       $       798,000
Net Income (2)                              $   24,173,000     $    1,493,000       $     1,578,000       $     2,505,000
Net Income Per Limited Partner Unit         $       363.41     $        25.25       $         27.18       $         44.34
Cash distributions                          $    1,719,000     $    1,481,000       $     1,481,000       $     2,134,000
Distribution of marketable securities       $   30,368,000     $            -       $             -       $             -

         (1) Includes  gain on  disposition  of marketable  securities  totaling
             $117,000 in the three months ended December 31, 2006.

         (2) Includes  gain on  disposition  of marketable  securities  totaling
             $22,534,000 in the three months ended March 31, 2005, and $794,000 gain on disposition of land in the three months ended December 31, 2005.


                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

8.       COMMITMENTS AND CONTINGENCIES

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

         Brinkley et al v. Public Storage, Inc. (filed April, 2005) (Superior
         ---------------------------------------------------------------------
         court of California - Los Angeles County)
         -----------------------------------------

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



                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2006

                                                                             Gross Carrying Amount
                              Initial Cost                                    at December 31, 2006
                          -------------------------                    ---------------------------------
                                                     Costs Subsequent
                                     Building, Land  to construction           Building, Land                Accumulated      Date
         Description       Land      Imp & Equipment (Improvements)    Land    Imp & Equipment   Total      Depreciation   Completed
----------------------- ------------ --------------- ---------------- --------- -------------- ----------- -------------- ----------
    CALIFORNIA
Belmont                    $478,000       $811,000       366,000        478,000     1,177,000     1,655,000     1,079,000     12/79
Carson Street               265,000        563,000       282,000        265,000       845,000     1,110,000       778,000     01/80
Palmdale                    114,000        721,000       399,000        114,000     1,120,000     1,234,000     1,097,000     01/80
Pasadena Fair Oaks          686,000      1,219,000       482,000        686,000     1,701,000     2,387,000     1,559,000     03/80
Sacramento Carmichael       305,000        850,000       384,000        305,000     1,234,000     1,539,000     1,135,000     07/80
Sacramento Florin           326,000      1,063,000       615,000        326,000     1,678,000     2,004,000     1,450,000     06/80
San Jose Capitol Quimby     209,000        742,000       273,000        209,000     1,015,000     1,224,000       979,000     07/80
San Jose Felipe             270,000        935,000       364,000        270,000     1,299,000     1,569,000     1,243,000     12/80
So. San Francisco
   Spruce (1)               532,000      1,488,000       764,000        532,000     2,252,000     2,784,000     2,009,000     11/80

    FLORIDA
Miami 27th Avenue           142,000        878,000       542,000        142,000     1,420,000     1,562,000     1,320,000     05/80
Miami 29th                  270,000        520,000       331,000        270,000       851,000     1,121,000       791,000     10/79

    GEORGIA
Atlanta Montreal Road       397,000        888,000       458,000        397,000     1,346,000     1,743,000     1,228,000     06/80
Atlanta Mountain
   Industrial Blvd.         271,000        725,000       508,000        271,000     1,233,000     1,504,000     1,171,000     09/80
Marietta-Cobb Parkway       219,000        914,000       675,000        219,000     1,589,000     1,808,000     1,316,000     10/79
                        ------------ --------------- ---------------- --------- -------------- ----------- --------------

                         $4,484,000    $12,317,000     6,443,000      4,484,000    18,760,000    23,244,000    17,155,000
                        ============ =============== ================ ========= ============== ============ =============

(1) A portion of the property has been developed as a business park.


                        Public Storage Properties V, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation
                                   (continued)


         Reconciliation of Real Estate Cost and Accumulated Depreciation


                                                   2006             2005
                                            ----------------- -----------------

Investment in Real estate
   Balance at the beginning of the year      $   22,513,000    $  22,631,000
   Disposition of real estate                             -         (254,000)
   Additions through cash expenditures              731,000          136,000
                                            ----------------- -----------------

Balance at the end of the year               $   23,244,000    $  22,513,000
                                            ================= =================


Accumulated Depreciation
   Balance at the beginning of the year      $   16,831,000    $  16,313,000
   Disposition of real estate                             -          (24,000)
   Additions charged to costs and expenses          324,000          542,000
                                            ----------------- -----------------

Balance at the end of the year               $   17,155,000    $  16,831,000
                                            ================= =================

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $17,866,000 (unaudited).