Form 10-Q
period 2007-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2007-05-15
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2007

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

                                 [ ] Yes [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at May 15, 2007: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                   Pages
PART I.   FINANCIAL INFORMATION (Item 3 not applicable)
          ---------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets at March 31, 2007
          and December 31, 2006                                        1

          Condensed Statements of Income and Comprehensive
          Income for the Three Months Ended March 31, 2007
          and 2006                                                     2

          Condensed Statement of Partners' Equity for the
          Three Months Ended March 31, 2007                            3

          Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 2007 and 2006                   4

          Notes to Condensed Financial Statements                   5-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            11-13

Item 4.   Controls and Procedures                                     13

PART II.  OTHER INFORMATION (Items 2 - 5 not applicable)
          -----------------

Item 1.   Legal Proceedings                                           14

Item 1A.  Risk Factors                                             14-16

Item 6.   Exhibits                                                    16

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                     March 31,          December 31,
                                                                        2007               2006
                                                               -----------------      -----------------
                                                                    (Unaudited)

                                     ASSETS

Cash and cash equivalents                                      $     2,815,000        $     2,495,000
Rent and other receivables                                              47,000                 60,000

Real estate facilities, at cost:
     Buildings and equipment                                        18,783,000             18,760,000
     Land                                                            4,484,000              4,484,000
                                                               -----------------      -----------------
                                                                    23,267,000             23,244,000
     Less accumulated depreciation                                 (17,243,000)           (17,155,000)
                                                               -----------------      -----------------
                                                                     6,024,000              6,089,000

Other assets                                                            89,000                147,000
                                                               -----------------      -----------------
Total assets                                                   $     8,975,000        $     8,791,000
                                                               =================      =================

                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                       $       377,000        $       297,000
Deferred revenue                                                       265,000                244,000
                                                               -----------------      -----------------
    Total liabilities                                                  642,000                541,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                            6,187,000              6,126,000
     General partners' equity                                        2,146,000              2,124,000
                                                               -----------------      -----------------
     Total partners' equity                                          8,333,000              8,250,000
                                                               -----------------      -----------------
Total liabilities and partners' equity                         $     8,975,000        $     8,791,000
                                                               =================      =================

                            See accompanying notes.
                                       1

                        PUBLIC STORAGE PROPERTIES V, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                              March 31,
                                                             ------------------------------------------
                                                                    2007                      2006
                                                             ---------------           ----------------
REVENUES:

Rental income                                                $   2,514,000             $   2,438,000
Dividends from marketable securities of affiliate                        -                    10,000
Other income                                                        60,000                    53,000
                                                             ---------------           ----------------
                                                                 2,574,000                 2,501,000
                                                             ---------------           ----------------
COSTS AND EXPENSES:

Cost of operations                                                 685,000                   638,000
Management fees paid to affiliates                                 150,000                   145,000
Depreciation                                                        88,000                    74,000
Administrative                                                      27,000                    43,000
                                                             ---------------           ----------------
                                                                   950,000                   900,000
                                                             ---------------           ----------------
  NET INCOME:                                                $   1,624,000             $   1,601,000
                                                             ===============           ================
  Limited partners' share of net income ($27.89 per unit
    in 2007 and $27.36 per unit in 2006)                     $   1,227,000             $   1,204,000
General partners' share of net income                              397,000                   397,000
                                                             ---------------           ----------------
                                                             $   1,624,000             $   1,601,000
                                                             ===============           ================
COMPREHENSIVE INCOME:

Net income                                                   $   1,624,000             $   1,601,000
Other comprehensive income:
         Change in unrealized (loss) gain on
             marketable equity securities of affiliate                   -                    (9,000)
                                                             ---------------           ----------------
                                                             $   1,624,000             $   1,592,000
                                                             ===============           ================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                     Limited       General     Total Partners'
                                    Partners'     Partners'        Equity
                                -------------- -------------  ----------------
Balance at December 31, 2006    $   6,126,000  $  2,124,000   $   8,250,000

Net income                          1,227,000       397,000       1,624,000

Cash Distributions                 (1,144,000)     (397,000)     (1,541,000)

Equity transfer                       (22,000)       22,000               -
                                -------------- -------------  ----------------
Balance at March 31, 2007       $   6,187,000  $  2,146,000   $   8,333,000
                                ============== =============  ================

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                     -------------------------------------
                                                                            2007                2006
                                                                     ----------------    -----------------
Cash flows from operating activities:
     Net income                                                      $    1,624,000      $    1,601,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                        88,000              74,000
         Decrease in rent and other receivables                              13,000              44,000
         Decrease in other assets                                            58,000              26,000
         Increase in accounts payable and
            accrued liabilities                                              80,000              67,000
         Increase in deferred revenue                                        21,000              35,000
                                                                     ----------------    -----------------
              Total adjustments                                             260,000             246,000
                                                                     ----------------    -----------------
              Net cash provided by operating activities                   1,884,000           1,847,000
                                                                     ----------------    -----------------
Cash flow from investing activities:

    Additions to real estate facilities                                     (23,000)            (27,000)
                                                                     ----------------    -----------------
              Net cash used in investing activities                         (23,000)            (27,000)
                                                                     ----------------    -----------------
Cash flow from financing activities:

     Distributions paid to partners                                      (1,541,000)         (1,541,000)
                                                                     ----------------    -----------------
              Net cash used in financing activities                      (1,541,000)         (1,541,000)
                                                                     ----------------    -----------------
Net increase in cash and cash equivalents                                   320,000             279,000

Cash and cash equivalents at beginning of year                            2,495,000           2,370,000
                                                                     ----------------    -----------------
Cash and cash equivalents at end of period                           $    2,815,000      $    2,649,000
                                                                     ================    =================
Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                       $            -      $        9,000
         Other comprehensive income                                  $            -      $       (9,000)


                                       4
                            See accompanying notes.

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

         Cash and Cash Equivalents:
         --------------------------

                  For financial statement purposes, the Partnership considers all highly liquid financial instruments, such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

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

                  In accordance with this policy, the Partnership has reflected an adjustment to unrealized gains for the change in market price, representing a decrease in cumulative unrealized gain of $9,000 in the quarter ended March 31, 2006.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at March 31, 2007.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at March 31, 2007.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  During 2005, we sustained physical damage to our facilities as a result of Hurricane Wilma, which occurred in the fourth quarter of 2005. We expect to receive no insurance proceeds and the net book value of the destroyed assets was zero; therefore, no gain or loss was recorded. Repairs to these facilities were completed during 2006 for a total cost of $33,000.

         Deferred revenue:
         -----------------

                  Deferred revenue totaling $265,000 at March 31, 2007 ($244,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

         Income Taxes:
         -------------

                  Public Storage Properties V, Ltd. is treated as a partnership for Federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly no Federal or state income tax expense is recorded by the Partnership.

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of May 15, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to March 31, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,144,000 ($26.00 per unit) and $397,000, respectively for each of the three months ended March 31, 2007 and 2006. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PSI operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the three months ended March 31, 2007 and 2006, the Partnership paid $150,000 and $145,000, respectively, pursuant to these management agreements.

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

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in Cost of operations on the condensed statements of income, amounted to $305,000 and $319,000 for the three months ended March 31, 2007 and 2006, respectively.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Captive Insurance Activities with PSI
         -------------------------------------

                  The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method.

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

         Other Activities with PSI
         -------------------------

                  PSI owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PSI's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees is $22,000 for each of the three months ended March 31, 2007 and 2006.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

OVERVIEW

         The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities. We believe that the increase in competition has had a negative impact to the Partnership's occupancy levels and rental rates in many markets. However, we believe that the Partnership's affiliation with Public Storage, Inc. ("PSI") provides several distinguishing characteristics that enable the Partnership to compete effectively with other owners and operators.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at March 31, 2007. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's condensed financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006:

         Our net income for the three months ended March 31, 2007 was $1,624,000 compared to $1,601,000 for the three months ended March 31, 2006, representing an increase of $23,000. Net income increased primarily due to increased rental income, partially offset by an increase in cost of operations as described below.

         Rental income for the three months ended March 31, 2007 was $2,514,000 compared to $2,438,000 for the three months ended March 31, 2006, representing an increase of $76,000 or 3.1%. The increase in rental income is attributable to increases in annualized realized rent per square foot at the Partnership's self-storage facilities offset partially by lower occupancies. Annualized realized rent per square foot at the self-storage facilities for the three months ended March 31, 2007 increased to $14.04 per occupied square foot from $13.62 per occupied square foot for the three months ended March 31, 2006. Weighted average square foot occupancy levels at the self-storage facilities were 89% for the three months ended March 31, 2007 and 90% for the three months ended March 31, 2006.

         Dividend income for the three months ended March 31, 2006 was $10,000. In December 2006, we sold all the remaining 17,331 shares of PSI Equity Stock, Series A. Accordingly, the Partnership had no dividend income for the three months ended March 31, 2007.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 5 to the condensed financial statements) for the three months ended March 31, 2007 was $835,000 compared to $783,000 for the three months ended March 31, 2006, representing an increase of $52,000 or 6.6%. The increase in cost of operations was primarily due to increases in payroll, utilities, insurance, property taxes, and repairs and maintenance.

         Depreciation expense was $88,000 for the three months ended March 31, 2007 compared to $74,000 for the same period in 2006, an increase of $14,000 or 18.9%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($1,884,000 for the three months ended March 31, 2007) were sufficient to meet all current obligations of the Partnership. Capital improvements totaled $23,000 and $27,000 for the three months ended March 31, 2007 and 2006, respectively.

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

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,144,000 ($26.00 per unit) and $397,000, respectively for each of the three months ended March 31, 2007 and 2006. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the first quarter of 2007, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The information set forth under the heading "Legal Matters" in Note 6 to the Partnership's condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A. RISK FACTORS

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2006, you should consider the following factors in evaluating the Partnership:

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

o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

o        changes in tax, real estate and zoning laws; and

o        tenant claims.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the quarter ended March 31, 2007. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

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




                                   DATED: May 15, 2007

                                   PUBLIC STORAGE PROPERTIES V, LTD.

                                   BY:  Public Storage, Inc.
                                        General Partner





                                   BY:   /s/ John Reyes
                                        -------------------------
                                        John Reyes
                                        Senior Vice President and
                                        Chief Financial Officer

Exhibit No.                         Exhibit Index
-----------  -------------------------------------------------------------------

31.1         Rule 13a-14(a)/15d-14(a)  Certification of Chief Executive Officer.
             Filed herewith.

31.2         Rule 13a-14(a)/15d-14(a)  Certification of Chief Financial Officer.
             Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.