Form 10-Q
period 2007-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2007-08-13
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to __________________ .

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

                                 [ ] Yes [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at August 13, 2007: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                        Pages
PART I.   FINANCIAL INFORMATION (Item 3 not applicable)

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets at June 30, 2007
          and December 31, 2006                                           1

          Condensed Statements of Income and Comprehensive Income
          for the Three and Six Months Ended June 30, 2007 and 2006       2

          Condensed Statement of Partners' Equity for the
          Six Months Ended June 30, 2007                                  3

          Condensed Statements of Cash Flows for the
          Six Months Ended June 30, 2007 and 2006                         4

          Notes to Condensed Financial Statements                    5 - 10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             11 - 13

Item 4.   Controls and Procedures                                        14

PART II.  OTHER INFORMATION (Items 2 - 5 not applicable)

Item 1.   Legal Proceedings                                              15

Item 1A.  Risk Factors                                                   15

Item 6.   Exhibits                                                       15

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                     June 30,         December 31,
                                                                       2007               2006
                                                                 ------------------  -------------------
                                                                    (Unaudited)

                                     ASSETS

Cash and cash equivalents                                        $     1,045,000      $     2,495,000
Rent and other receivables                                                56,000               60,000

Real estate facilities, at cost:
     Buildings and equipment                                          18,865,000           18,760,000
     Land                                                              4,484,000            4,484,000
                                                                 ------------------  -------------------
                                                                      23,349,000           23,244,000
     Less accumulated depreciation                                   (17,330,000)         (17,155,000)
                                                                 ------------------  -------------------
                                                                       6,019,000            6,089,000

Other assets                                                             132,000              147,000
                                                                 ------------------  -------------------
Total assets                                                     $     7,252,000      $     8,791,000
                                                                 ==================  ===================

                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                         $       440,000      $       297,000
Deferred revenue                                                         240,000              244,000
                                                                 ------------------  -------------------
        Total liabilities                                                680,000              541,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                              4,880,000            6,126,000
     General partners' equity                                          1,692,000            2,124,000
                                                                 ------------------  -------------------
     Total partners' equity                                            6,572,000            8,250,000
                                                                 ------------------  -------------------
Total liabilities and partners' equity                           $     7,252,000      $     8,791,000
                                                                 ==================  ===================

                            See accompanying notes.
                                       1

                        PUBLIC STORAGE PROPERTIES V, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                        ----------------------------------     ---------------------------------
                                                             2007                2006               2007               2006
                                                        ---------------     --------------     ---------------   ---------------
REVENUES:
Rental income                                           $   2,545,000       $   2,528,000      $   5,059,000     $   4,966,000
Dividends from marketable securities of affiliate                   -              11,000                  -            21,000
Other income                                                   65,000              57,000            125,000           110,000
                                                        ---------------     --------------     ---------------   ---------------
                                                            2,610,000           2,596,000          5,184,000         5,097,000
                                                        ---------------     --------------     ---------------   ---------------
COSTS AND EXPENSES:

Cost of operations                                            651,000             641,000          1,336,000         1,279,000
Management fees paid to affiliates                            152,000             151,000            302,000           296,000
Depreciation                                                   87,000              75,000            175,000           149,000
Administrative                                                 44,000              42,000             71,000            85,000
                                                        ---------------     --------------     ---------------   ---------------
                                                              934,000             909,000          1,884,000         1,809,000
                                                        ---------------     --------------     ---------------   ---------------
NET INCOME:                                             $   1,676,000       $   1,687,000      $   3,300,000     $   3,288,000
                                                        ================    ==============     ================  ===============
Limited partners' share of net income                   $     807,000       $   1,289,000      $   2,034,000     $   2,493,000
General partners' share of net income                         869,000             398,000          1,266,000           795,000
                                                        ---------------     --------------     ---------------   ---------------
                                                        $   1,676,000       $   1,687,000      $   3,300,000     $   3,288,000
                                                        ================    ==============     ================  ===============
COMPREHENSIVE INCOME:

Net income                                              $   1,676,000       $   1,687,000      $   3,300,000     $   3,288,000
Other comprehensive income:
    Change in unrealized gain on marketable equity
       securities of affiliate                                      -              (8,000)                 -           (17,000)
                                                        ---------------     --------------     ---------------   ---------------
                                                        $   1,676,000       $   1,679,000      $   3,300,000     $   3,271,000
                                                        ================    ==============     ================  ===============
Limited partners' share of net income per unit
    (44,000 units outstanding)                          $       18.34       $       29.30      $       46.23     $       56.66
                                                        ================    ==============     ================  ===============

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                  Limited         General        Total Partners'
                                  Partners'       Partners'           Equity
                                 -------------- --------------  ----------------
Balance at December 31, 2006     $  6,126,000   $  2,124,000    $  8,250,000

Net income                          2,034,000      1,266,000       3,300,000

Cash distributions                 (3,696,000)    (1,282,000)     (4,978,000)

Equity transfer                       416,000       (416,000)              -
                                 -------------- --------------  ----------------
Balance at June 30, 2007         $  4,880,000   $  1,692,000    $  6,572,000
                                 ============== ==============  ================

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Six Months Ended
                                                                                June 30,
                                                                   -------------------------------------
                                                                        2007                 2006
                                                                   -----------------    ----------------
Cash flows from operating activities:
     Net income                                                    $    3,300,000       $    3,288,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                     175,000              149,000
         Decrease in rent and other receivables                             4,000               32,000
         Decrease (increase) in other assets                               15,000              (33,000)
         Increase in accounts payable and accrued liabilities             143,000              151,000
         (Decrease) increase in deferred revenue                           (4,000)              18,000
                                                                   -----------------    ----------------
              Total adjustments                                           333,000              317,000
                                                                   -----------------    ----------------
              Net cash provided by operating activities                 3,633,000            3,605,000

Cash flows from investing activities:

    Additions to real estate facilities                                  (105,000)            (230,000)
                                                                   -----------------    ----------------
              Net cash used in investing activities                      (105,000)            (230,000)
                                                                   -----------------    ----------------
Cash flows from financing activities:

     Distributions paid to partners                                    (4,978,000)          (3,081,000)
                                                                   -----------------    ----------------
              Net cash used in financing activities                    (4,978,000)          (3,081,000)
                                                                   -----------------    ----------------
Net (decrease) increase in cash and cash equivalents                   (1,450,000)             294,000

Cash and cash equivalents at the beginning of the year                  2,495,000            2,370,000
                                                                   -----------------    ----------------
Cash and cash equivalents at the end of the period                 $    1,045,000       $    2,664,000
                                                                   =================    ================
Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                     $            -       $       17,000
         Other comprehensive income                                $            -       $      (17,000)


                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       DESCRIPTION OF THE BUSINESS

              Public Storage Properties V, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in May 1978. The Partnership raised $22,000,000 in gross proceeds by selling 44,000 units of limited partnership interests ("Units") in an interstate offering, which commenced in March 1979 and completed in October 1979. The general partners in the Partnership are Public Storage, formerly Public Storage, Inc., ("PS") and B. Wayne Hughes ("Hughes").

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

         Cash and Cash Equivalents:
         --------------------------

              For financial statement purposes, the Partnership considers all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.
                                       5

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

              In accordance with this policy, the Partnership has reflected an adjustment to unrealized gains for the change in market price, representing a decrease in cumulative unrealized gain of $17,000 in the quarter ended June 30, 2006.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

              Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at June 30, 2007.

              We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at June 30, 2007.

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

         Deferred revenue:
         -----------------

              Deferred revenue totaling $240,000 for at June 30, 2007 ($244,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

              As of August 14, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

              The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

              The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. We paid distributions to the limited and general partners totaling $2,552,000 ($58.00 per unit) and $885,000, respectively for the three months ended June 30, 2007. We paid distributions to the limited and general partners totaling $3,696,000 ($84.00 per unit) and $1,282,000, respectively for the six months ended June 30, 2007. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

4.       PARTNERS' EQUITY

              PS and Hughes are general partners of the Partnership. In 1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes. As such, Hughes continues to act as a general partner of the Partnership but does not directly receive any compensation, distributions or other consideration from the Partnership.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

              The Partnership has a management agreement with PS pursuant to which PS operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PS operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the three months ended June 30, 2007 and 2006, the Partnership paid $152,000 and $151,000, respectively, pursuant to these management agreements. For the six months ended June 30, 2007 and 2006, the Partnership paid $302,000 and $296,000, respectively, pursuant to these management agreements.

              The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

              The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations on the accompanying condensed statements of income, amounted to $316,000 and $279,000 for the three months ended June 30, 2007 and 2006, respectively, and $621,000 and $598,000 for the six months ended June 30, 2007 and 2006, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

              PS owns 14,609 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

              Hughes and members of his family (the "Hughes Family") own 4,983 Units. Hughes owns 4,852 Units, as to which Hughes has sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owns 131 Units as to which Tamara Hughes Gustavson has sole voting and dispositive power; PS has an option to acquire these 131 Units.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              In addition, there are 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS's management and related individuals own approximately 6%.

         Captive Insurance Activities with PS
         ------------------------------------

              The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method.

              STOR-Re provides limited property and liability insurance coverage to the Partnership, PS, and affiliates for losses occurring before April 1, 2004. STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PS (collectively, this entity and STOR-Re are referred to as the "Captive Entities"). Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are reviewed quarterly.

         Other Activities with PS
         ------------------------

              PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $22,000 for each of the three month periods ended June 30, 2007 and 2006, respectively, ($44,000 for each of the six month periods ended June 30, 2007 and 2006, respectively).

              A subsidiary of PS sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PS receives the revenues and bears the cost of the activities.

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public Storage,  Inc. (filed April 2003) (Superior Court
         ------------------------------------------------------------------
         of California - Orange County)
         ------------------------------

              The plaintiff in this case filed a suit against PS on behalf of a putative class of renters who rented self-storage units from PS. Plaintiff alleges that PS misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

              The claim in this case is substantially similar to those in Henriquez v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              Based upon the uncertainty inherent in any putative class action, PS cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted our motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PS filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PS is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

         Brinkley v. Public  Storage,  Inc.  (filed April,  2005) (Superior
         ------------------------------------------------------------------
         Court of California - Los Angeles County)
         -----------------------------------------

              The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclass certified and dismissed those claims. They only surviving claims are those relating to the named plaintiff only.

         Other Items
         -----------

              PS and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Partnership's condensed financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans", "would", "should," "may", "estimates" and similar expressions. These forward-looking statements are made pursuant to the safe-harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve known and unknown risks and uncertainties, which may cause the Partnership's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on these forward-looking statements as predictions of future events.

         Factors and risks that may impact future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 and in our other filings with the Securities and Exchange Commission. These risks include the following: changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan.

         We  caution  you  not  to  place  undue  reliance  on   forward-looking
statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward looking statements, including those in this report, are qualified in their entirely by this statement. We assume no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

OVERVIEW
--------

         The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities. We believe that the increase in competition has had a negative impact to the Partnership's occupancy levels and rental rates in many markets. However, we believe that the Partnership's affiliation with Public Storage ("PS") provides several distinguishing characteristics that enable the Partnership to compete effectively with other owners and operators.

         PS is the largest owner and operator of self-storage facilities in the United States. All of PS' facilities in the United States are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PS as one of the dominant providers of self-storage space in most markets in which PS operates and enables PS to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of PS' competitors.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2007. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006:

         Our net income for the three months ended June 30, 2007 was $1,676,000 compared to $1,687,000 for the three months ended June 30, 2006, representing a decrease of $11,000 or 0.7%.

         Rental income for the three months ended June 30, 2007 was $2,545,000 compared to $2,528,000 for the three months ended June 30, 2006, representing an increase of $17,000 or 0.7%. The increase in rental income is attributable to increases in annualized realized rent per square foot at the Partnership's self-storage facilities. Annualized realized rent per square foot at the self-storage facilities for the three months ended June 30, 2007 increased to $13.99 per occupied square foot from $13.87 per occupied square foot for the three months ended June 30, 2006. Weighted average square foot occupancy levels at the self-storage facilities were 91% for the three months ended June 30, 2007 and 92% for the three months ended June 30, 2006.

         Dividend income for the three months ended June 30, 2006 was $11,000. In December 2006, we sold all the remaining 17,331 shares of PSI Equity Stock, Series A which we owned. Accordingly, the Partnership had no dividend income for the three months ended June 30, 2007.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 5 to the condensed financial statements) for the three months ended June 30, 2007 was $803,000 compared to $792,000 for the three months ended June 30, 2006, representing an increase of $11,000 or 1.4%. The increase in cost of operations was primarily due to increases in data processing, advertising and promotion, and property tax expenses, partially offset by reductions in payroll, property insurance and utilities expenses.

         Depreciation expense was $87,000 for the three months ended June 30, 2007 compared to $75,000 for the same period in 2006, an increase of $12,000 or 16%.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006:

         Our net income for the six months ended June 30, 2007 was $3,300,000 compared to $3,288,000 for the six months ended June 30, 2006, representing an increase of $12,000.

         Rental income for the six months ended June 30, 2007 was $5,059,000 compared to $4,966,000 for the six months ended June 30, 2006, representing an increase of $93,000 or 1.9%. The increase in rental income is attributable to increases in annualized realized rent per square foot at the Partnership's self-storage facilities. Annualized realized rent per square foot at the self-storage facilities for the six months ended June 30, 2007 increased to $14.01 per occupied square foot from $13.75 per occupied square foot for the six months ended June 30, 2006. Weighted average square foot occupancy levels at the self-storage facilities were 90% and 91% for the six months ended June 30, 2007 and 2006, respectively.

         Dividend income for the six months ended June 30, 2006 was $21,000. In December 2006, we sold all the remaining 17,331 shares of PSI Equity Stock, Series A. Accordingly, the Partnership had no dividend income for the six months ended June 30, 2007.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 5 to the condensed financial statements) for the six months ended June 30, 2007 was $1,638,000 compared to $1,575,000 for the six months ended June 30, 2006, representing an increase of $63,000 or 4.0%. The increase in cost of operations was primarily due to increases in property tax expenses, data processing and professional fees.

         Depreciation expense was $175,000 for the six months ended June 30, 2007 compared to $149,000 for the same period in 2006, an increase of $26,000 or 17.4%. Capital improvements totaled $105,000 and $230,000 for the six months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($3,633,000 for the six months ended June 30, 2007) has been sufficient to meet all current obligations of the Partnership.

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

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $2,552,000 ($58.00 per unit) and $885,000, respectively, for the three months ended June 30, 2007. We paid distributions to the limited and general partners totaling $3,696,000 ($84.00 per unit) and $1,282,000, respectively, for the six months ended June 30, 2007. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 4.  CONTROLS AND PROCEDURES

         Public Storage maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         At the end of the period covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the second quarter of 2007, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The information set forth under the heading "Legal Matters" in Note 6 to our condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS

         As of June 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10K for the year ended December 31, 2006.

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




                                         DATED: August 13, 2007

                                         PUBLIC STORAGE PROPERTIES V, LTD.

                                         BY:  Public Storage
                                              General Partner

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