Form 10-Q
period 2007-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2007-11-13
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-9208

                       PUBLIC STORAGE PROPERTIES V, LTD.
                       ---------------------------------

             (Exact name of registrant as specified in its charter)


          California                                          95-3292068
--------------------------------------------           -----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

  701 Western Avenue, Glendale, California                     91201-2349
--------------------------------------------           -----------------------
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

                               [ ] Yes       [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at November 13, 2007: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                        Pages
PART I.   FINANCIAL INFORMATION (Item 3 not applicable)
          ---------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets at September 30, 2007
          and December 31, 2006                                              1

          Condensed Statements of Income and Comprehensive Income
          for the Three and Nine Months Ended September 30, 2007 and 2006    2

          Condensed Statement of Partners' Equity for the
          Nine Months Ended September 30, 2007                               3

          Condensed Statements of Cash Flows for the
          Nine Months Ended September 30, 2007 and 2006                      4

          Notes to Condensed Financial Statements                       5 - 10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11 - 14

Item 4.   Controls and Procedures                                           14

PART II.  OTHER INFORMATION (Items 2 - 5 not applicable)
          -----------------

Item 1.   Legal Proceedings                                                 15

Item 1A.  Risk Factors                                                      15

Item 6.   Exhibits                                                          15

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               September 30,       December 31,
                                                                                   2007               2006
                                                                             -----------------    ---------------
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                     $       975,000      $     2,495,000
Rent and other receivables                                                             50,000               60,000

Real estate facilities, at cost:
     Buildings and equipment                                                       18,918,000           18,760,000
     Land                                                                           4,484,000            4,484,000
                                                                              ---------------      ----------------
                                                                                   23,402,000           23,244,000
     Less accumulated depreciation                                                (17,415,000)         (17,155,000)
                                                                              ---------------      ----------------
                                                                                    5,987,000            6,089,000

Other assets                                                                          132,000              147,000
                                                                              ---------------      ----------------
Total assets                                                                  $     7,144,000      $     8,791,000
                                                                              ===============      ===============


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                      $       444,000      $       297,000
Deferred revenue                                                                      196,000              244,000
                                                                              ---------------      ----------------
        Total liabilities                                                             640,000              541,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding
                                                                                    4,829,000            6,126,000
     General partners' equity                                                       1,675,000            2,124,000
                                                                              ---------------      ----------------
     Total partners' equity                                                         6,504,000            8,250,000
                                                                              ---------------      ----------------
Total liabilities and partners' equity                                        $     7,144,000      $     8,791,000
                                                                              ===============      ===============

                             See accompanying notes.
                                        1

                        PUBLIC STORAGE PROPERTIES V, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30,                         September 30,
                                                     -------------------------------------  ------------------------------------
                                                            2007                 2006             2007                2006
                                                     -----------------      --------------  ----------------     ---------------
REVENUES:

Rental income                                           $   2,565,000       $   2,581,000      $   7,624,000     $   7,547,000
Dividends from marketable securities of affiliate                   -              13,000                  -            34,000
Other income                                                   42,000              62,000            167,000           172,000
                                                        -------------       -------------      -------------     -------------
                                                            2,607,000           2,656,000          7,791,000         7,753,000
                                                        -------------       -------------      -------------     -------------
COSTS AND EXPENSES:

Cost of operations                                            644,000             627,000          1,980,000         1,906,000
Management fees paid to affiliates                            153,000             154,000            455,000           450,000
Depreciation                                                   85,000              85,000            260,000           234,000
Administrative                                                 15,000              33,000             86,000           118,000
                                                        -------------       -------------      -------------     -------------
                                                              897,000             899,000          2,781,000         2,708,000
                                                        -------------       -------------      -------------     -------------
NET INCOME:                                             $   1,710,000       $   1,757,000      $   5,010,000     $   5,045,000
                                                        =============       =============      =============     =============

Limited partners' share of net income                   $   1,254,000       $   1,357,000      $   3,288,000     $   3,850,000
General partners' share of net income                         456,000             400,000          1,722,000         1,195,000
                                                        -------------       -------------      -------------     -------------
                                                        $   1,710,000       $   1,757,000      $   5,010,000     $   5,045,000
                                                        =============       =============      =============     =============
COMPREHENSIVE INCOME:

Net income                                              $   1,710,000       $   1,757,000      $   5,010,000     $   5,045,000
Other comprehensive income:
    Change in unrealized gain (loss) on marketable
       equity securities of affiliate                               -              12,000                  -            (5,000)
                                                        -------------       -------------      -------------     -------------
                                                        $   1,710,000       $   1,769,000       $  5,010,000     $   5,040,000
                                                        =============       =============      =============     =============

Limited partners' share of net income per unit
    (44,000 units outstanding)                          $       28.50       $       30.84      $       74.73     $      87.50
                                                        =============       =============      =============     =============

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                   Limited            General        Total Partners'
                                                  Partners'          Partners'           Equity
                                              ----------------   ----------------   ----------------

Balance at December 31, 2006                  $      6,126,000   $      2,124,000   $      8,250,000

Net income                                           3,288,000          1,722,000          5,010,000

Cash distributions                                  (5,016,000)        (1,740,000)        (6,756,000)

Equity transfer                                        431,000           (431,000)                 -
                                              ----------------   ----------------   ----------------
Balance at September 30, 2007                 $      4,829,000   $      1,675,000   $      6,504,000
                                              ================   ================   ================

                            See accompanying notes.
                                        3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                               -----------------------------------
                                                                                   2007                 2006
                                                                               --------------       --------------
Cash flows from operating activities:

     Net income                                                                $    5,010,000       $    5,045,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 260,000              234,000
         Decrease in rent and other receivables                                        10,000               10,000
         Decrease (increase) in other assets                                           15,000              (33,000)
         Increase in accounts payable and accrued liabilities                         147,000              280,000
         (Decrease) increase in deferred revenue                                      (48,000)               9,000

              Total adjustments                                                       384,000              500,000
                                                                               --------------       --------------
              Net cash provided by operating activities                             5,394,000            5,545,000
                                                                               --------------       --------------
Cash flows from investing activities:

    Additions to real estate facilities                                              (158,000)            (406,000)
                                                                               --------------       --------------
              Net cash used in investing activities                                  (158,000)            (406,000)
                                                                               --------------       --------------
Cash flows from financing activities:

         Distributions paid to partners                                            (6,756,000)          (4,622,000)
                                                                               --------------       --------------
              Net cash used in financing activities                                (6,756,000)          (4,622,000)
                                                                               --------------       --------------
Net (decrease) increase in cash and cash equivalents                               (1,520,000)             517,000

Cash and cash equivalents at the beginning of the year                              2,495,000            2,370,000
                                                                               --------------       --------------
Cash and cash equivalents at the end of the period                             $      975,000       $    2,887,000
                                                                               ==============       ==============

Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                                 $           -        $        5,000
         Other comprehensive income                                            $           -        $       (5,000)

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

               In accordance with this policy, the Partnership has reflected an adjustment to unrealized gains for the change in market price, representing a decrease in cumulative unrealized gains of $5,000 in the nine months ended September 30, 2006.

          Real Estate Facilities and Evaluation of Asset Impairment:
          ----------------------------------------------------------

               Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at September 30, 2007.

               We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at September 30, 2007.

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

          Deferred revenue:
          -----------------

               Deferred revenue totaling $196,000 for at September 30, 2007 ($244,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

          Recent Accounting Pronouncements and Guidance:
          ----------------------------------------------

               As of November 13, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

          Segment Reporting:
          ------------------

               The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.        CASH DISTRIBUTIONS

               The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,320,000 ($30.00 per unit) and $458,000, respectively for the three months ended September 30, 2007. We paid distributions to the limited and general partners totaling $5,016,000 ($114.00 per unit) and $1,740,000, respectively for the nine months ended September 30, 2007. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

5.        RELATED PARTY TRANSACTIONS

          Management Agreements and Shared Expenses with Affiliates
          ---------------------------------------------------------

               The Partnership has a management agreement with PS pursuant to which PS operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PS operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the three months ended September 30, 2007 and 2006, the Partnership paid $153,000 and $154,000, respectively, pursuant to these management agreements. For the nine months ended September 30, 2007 and 2006, the Partnership paid $455,000 and $450,000, respectively, pursuant to these management agreements.

               The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or nine months notice by PS. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

               The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations on the accompanying condensed statements of income, amounted to $240,000 and $259,000 for the three months ended September 30, 2007 and 2006, respectively, and $861,000 and $857,000 for the nine months ended September 30, 2007 and 2006, respectively.

          Ownership Interest by the General Partners
          ------------------------------------------

               In addition to the general partnership interests outlined in Note 4, PS owns 14,609 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


               In  addition,   there  are  7,415  Units  owned  by  PS  Orangeco
          Partnerships, Inc. a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS's management and related individuals own approximately 6%.

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

          Other Activities with PS
          ------------------------

               PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $22,000 for each of the three month periods ended September 30, 2007 and 2006, respectively, ($66,000 for each of the nine month periods ended September 30, 2007 and 2006, respectively).

               A subsidiary of PS sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PS receives the revenues and bears the cost of the activities.

6.        COMMITMENTS AND CONTINGENCIES

          Legal Proceedings:
          ------------------

          Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court
          -----------------------------------------------------------------
          of California - Orange County)
          ------------------------------

               The plaintiff in this case filed a suit against PS on behalf of a putative class of renters who rented self-storage units from the Company. Plaintiff alleges that PS misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

               Based upon the uncertainty inherent in any putative class action, PS cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          granted our motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PS filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PS is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

          Brinkley v. Public  Storage,  Inc.  (filed April 2005)  (Superior
          -----------------------------------------------------------------
          Court of California - Los Angeles County)
          -----------------------------------------

               The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations.
          Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling.

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

Item 2.   Management's  Discussion  and Analysis of Financial  Condition and
          ------------------------------------------------------------------
          Results of Operations
          ---------------------

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

CRITICAL ACCOUNTING POLICIES

          Impairment of Real Estate
          -------------------------

               On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at September 30, 2007. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

          Estimated Useful Lives of Long-Lived Assets
          -------------------------------------------

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

          Accruals for Contingencies
          --------------------------

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

          Accruals for Operating Expenses
          -------------------------------

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

          RESULTS OF OPERATIONS

          Three months ended  September  30, 2007  compared to three months
          -----------------------------------------------------------------
          ended September 30, 2006:
          -------------------------

               Our net income for the three months ended September 30, 2007 was $1,710,000 compared to $1,757,000 for the three months ended September 30, 2006, representing a decrease of $47,000 or 2.7%.

               Rental income for the three months ended September 30, 2007 was $2,565,000 compared to $2,581,000 for the three months ended September 30, 2006, representing a decrease of $16,000 or 0.6%. The decrease in rental income is attributable to the slight decrease in weighted average occupancy of 90% for the three months ended September 30, 2007, compared to 91% for the same period in 2006 and was mostly offset by an increase in annualized realized rent per square foot to $14.36 per occupied square foot for the three months ended September 30, 2007, compared to $14.32 per occupied square foot for the same period in 2006.

               Dividend income for the three months ended September 30, 2006 was
          $13,000. In December 2006, we sold all the remaining 17,331 shares of PSI Equity Stock, Series A which we owned. Accordingly, the
          Partnership had no dividend income for the three months ended September 30, 2007.

               Cost of operations (including management fees paid to affiliates-see Note 5 to the condensed financial statements) for the three months ended September 30, 2007 was $797,000 compared to $781,000 for the three months ended September 30, 2006, representing an increase of $16,000 or 2.1%. The increase in cost of operations was primarily due to increases in advertising and promotion, and property tax expenses, partially offset by reductions in payroll, property insurance and repair and maintenance expenses.

               Depreciation expense was $85,000 for each of the three month periods ended September 30, 2007 and 2006.

          Nine months  ended  September  30,  2007  compared to nine months
          -----------------------------------------------------------------
          ended September 30, 2006:
          -------------------------

               Our net income for the nine months ended September 30, 2007 was $5,010,000 compared to $5,045,000 for the nine months ended September 30, 2006, representing a decrease of $35,000 or 1%.

               Rental  income for the nine months ended  September  30, 2007 was
          $7,624,000 compared to $7,547,000 for the nine months ended September 30, 2006, representing an increase of $77,000 or 1%. The increase in rental income is attributable to increases in annualized realized rent per square foot at the Partnership's self-storage facilities.
          Annualized realized rent per square foot at the self-storage facilities for the nine months ended September 30, 2007 increased to $14.13 per occupied square foot from $13.94 per occupied square foot for the nine months ended September 30, 2006. Weighted average square foot occupancy levels at the self-storage facilities were 90% and 91% for the nine months ended September 30, 2007 and 2006, respectively.

               Dividend income for the nine months ended September 30, 2006 was $34,000. In December 2006, we sold all the remaining 17,331 shares of PSI Equity Stock, Series A. Accordingly, the Partnership had no dividend income for the nine months ended September 30, 2007.

               Cost of operations (including management fees paid to affiliates-see Note 5 to the condensed financial statements) for the nine months ended September 30, 2007 was $2,435,000 compared to $2,356,000 for the nine months ended September 30, 2006, representing an increase of $79,000 or 3.3%. The increase in cost of operations was primarily due to increases in property tax expenses, data processing, and professional fees, partially offset by a reduction in payroll expense.

               Depreciation expense was $260,000 for the nine months ended September 30, 2007 compared to $234,000 for the same period in 2006, an increase of $26,000 or 11.1% due to depreciation of additional capital expenditures. Capital improvements totaled $158,000 and $406,000 for the nine months ended September 30, 2007 and 2006, respectively.

          LIQUIDITY AND CAPITAL RESOURCES

               Cash generated from operations ($5,394,000 for the nine months ended September 30, 2007) has been sufficient to meet all current obligations of the Partnership.

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

               The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,320,000 ($30.00 per unit) and $458,000, respectively, for the three months ended September 30, 2007. We paid distributions to the limited and general partners totaling $5,016,000 ($114.00 per unit) and $1,740,000, respectively, for the nine months ended September 30, 2007. During 2007, we have paid more in distributions than what was generated from operating activities less capital expenditures. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations. As a result, we expect future distributions to be less than the amounts paid during 2007.


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

               At the end of the period  covered by this report,  Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the third quarter of 2007, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          The  information  set forth under the heading "Legal  Matters" in
          Note 6 to our condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A.  Risk Factors
          ------------

          As of September 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10K for the year ended December 31, 2006.

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




                                            DATED: November 13, 2007

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

                                          Exhibit Index

Exhibit No.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.