Form 10-K
period 2007-12-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2008-03-27
CIK 277925

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2007.

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

                                  Yes [ ]No [X]

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

                                  Yes [ ]No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]
                          Smaller Reporting Company [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007:

Limited Partner Units, $500.00 Par Value - $28,364,000 (computed on the basis of $1,675.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2007).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2008:

Units of Limited Partnership Interest, $500.00 Par Value - 44,000 units

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  Business
         --------

Forward Looking Statements
--------------------------

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this
document,   other  than  statements  of  historical  fact,  are  forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties V, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

         Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission. ("SEC"). These risks include, among others, the following:

o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, real estate and zoning laws and regulations, and the impact of natural disasters;

o risks associated with downturns in the local economies in the markets in which we operate;

o the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

o the impact of the regulatory environment as well as national, state, and local laws and regulations;

o        disruptions or shutdowns of our automated processes and systems; and

o        economic uncertainty due to the impact of war or terrorism.

         The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K and other information filed from time to time with the SEC Commission for additional information.

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

         The Partnership has reported annually to the Securities and Exchange Commission ("SEC") on Form 10-K which includes financial statements certified by its independent registered public accounting firm. The Partnership has also reported quarterly to the SEC on Form 10-Q and includes unaudited financial statements with such filings. The Partnership expects to continue such reporting. On an annual basis, the Partnership mails the audited financial statements and related notes thereto, to all limited partners.

         The public may read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The partnership does not maintain a website. However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC at http://www.sec.gov.

         In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's self-storage facilities operator), Public Storage (which was one of the Partnership's general partners) and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust ("REIT") organized as a California corporation. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc., and acquired substantially all of PSMI's United States ("U.S.") real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's self-storage facilities. Effective June 1, 2007, Public Storage, Inc. was reorganized into Public Storage ("PS"), a Maryland real estate investment trust.

         The Partnership's general partners are PS and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board of PS, was chief executive officer of PS through November 7, 2002. Hughes and members of his family (the "Hughes Family") own approximately 25.3% of the outstanding common shares of PS.

         The Partnership is managed and its investment decisions are made by Hughes and the executive officers and trustees of PS. The limited partners of the Partnership have no right to participate in the operation or conduct of the Partnership's business and affairs.

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

o Our investments consist of 14 self-storage facilities, one of which contains a commercial facility. These investments are in real estate or real estate entities holding real estate located in the U.S. See "Self-storage Facilities" and Item 2 "Properties" for further information.

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

         The Partnership experiences minor seasonal fluctuations in the occupancy levels of its self-storage facilities with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

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

Operating Strategies
--------------------

         The Partnership's self-storage facilities are operated by PS under the "Public Storage" brand name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

o Capitalize on recognition of the "Public Storage" name. PS has more than 20 years of operating experience in the self-storage business. PS has informed the Partnership that it is the largest self-storage facility operator in the U.S. in terms of both number of facilities and rentable space operated. PS believes that its marketing and advertising programs improve its competitive position in the market. The PS in-house yellow pages staff designs and places advertisements in directories in virtually every market in which it operates. Customers calling either the PS toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to the PS reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PS. The telephone reservation system supports rental activity at all of the U.S. facilities operated by PS. PS also provides customers the opportunity to review space availability and make reservations online through the PS website, www.publicstorage.com.

o        Maintain high  occupancy  levels and increase  annual  realized  rents.
         Subject to market conditions, the Partnership generally seeks to maximize revenues through high occupancy levels and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 90% in 2007 and 2006. Annual realized rents per occupied square foot increased from $13.97 in 2006 to $14.20 in 2007.

o Systems and controls. PS has an organizational structure and a property operation system which links its corporate office with each of its self-storage facilities. This enables PS to obtain daily information from each facility and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies, and to identify changing market conditions and operating trends as well as analyze customer data, and quickly change properties' pricing and promotional mix on an automated basis. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department. PS also has an extensive internal audit program designed to ensure proper handling of cash collections.

o Professional property operation. There are approximately 5,200 persons who render services for the Public Storage system in the U.S., primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PS and other owners of properties operated by PS.

Property Operator
-----------------

         The Partnership's self-storage facilities are managed by PS (as successor to PSMI) pursuant to a Management Agreement. The Partnership's commercial property is managed by PS Business Parks, L.P. ("PSBP"), pursuant to a management agreement (the "PSBP Management Agreement"). PSBP is an operating partnership formed to own and operate business parks in which PS has a significant economic interest. The general partner of PSBP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

         Under the supervision of the Partnership, PS and PSBP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity and the selection and engagement of all vendors, supplies and independent contractors.

         PS and PSBP engage, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including property managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, real estate investment trusts or other entities owning facilities operated by PS and PSBP.

         In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PS and PSBP attempt to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PS have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

         PS and PSBP have systems for managing space inventories, accounting and handling delinquent accounts, including a computerized network linking PS operated facilities. Each property manager is furnished with detailed operating procedures and typically receives facilities management training from PS. Form letters covering a variety of circumstances are also supplied to the property managers. A record of actions taken by the property managers when delinquencies occur is maintained.

         The Partnership's facilities are typically advertised via signage, yellow pages, flyers, broadcast media advertising (i.e. television and radio) in geographic areas in which many of the Partnership's facilities are located, as well as on the Internet. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PS and PSBP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement between the Partnership and PS is in effect, PS has granted the Partnership a non-exclusive license to use two PS service marks and related designs including the "Public Storage" name in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS. The PSBP Management

Agreement between the Partnership and PSBP provides that the PSBP Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

Competition
-----------

         Local market conditions play a significant role in how competition will affect the Partnership's operations. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and has affected the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PS, there are other publicly traded REITs and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PS and the "Public Storage" brand name recognition should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

         A corporation that reinsures policies against losses to goods stored by tenants in PS' storage facilities was purchased by PS from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the reinsurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on the number of spaces the Partnership has to rent.

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

Employees
---------

         The Partnership has no direct employees. There are approximately 64 persons who render services on behalf of the Partnership. These persons include property managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, partnerships, REITs or other entities owning facilities operated by PS.

ITEM 1A. Risk Factors
         ------------

         In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Partnership. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in FORWARD LOOKING STATEMENTS at the beginning of Item 1.

         THE GENERAL PARTNERS CONTROL THE PARTNERSHIP AS A GROUP.

         Public Storage is a general partner and beneficially owns approximately 33.5% of our outstanding limited partnership units. In addition, B. Wayne Hughes, General Partner of the Partnership, and Chairman of PS and members of his family beneficially own 28.2% of the limited partnership units. As a result, the General Partners, as a group, control matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other such transactions.

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

         o increases in insurance premiums, property tax assessments and other operating and maintenance expenses;

         o adverse changes in tax, real estate and zoning laws and regulations; and

         o  tenant and employment-related claims.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2007. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and could award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

         We incur liability from tenant and employment-related claims. From time to time we must resolve tenant claims and employment-related claims by corporate level and field personnel.

         PUBLIC   STORAGE'S   ACQUISITION   OF  SHURGARD   OR  OTHER   POTENTIAL
ACQUISITIONS OR DEVELOPMENT OF PROPERTIES MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

         In August 2006, Public Storage completed the acquisition of Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that had interests in approximately 646 self-storage facilities located in the United States ("U.S.") and Europe and acquires and develops other real estate facilities as part of its ongoing operations. Such acquisitions, including the Shurgard merger, do not change the financial interests of the Partnership. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, together with the newly acquired self-storage facilities, individual Partnership properties may experience a decrease in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage management of the newly acquired facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

         TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the U.S. or their businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the U.S. to enter into a wider armed conflict, which could further impact our business and operating results.

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Nine of the Partnership's properties are located in California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

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

         OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. STOR-Re provided limited property and liability insurance coverage to the Partnership, PS, and affiliates of PS for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2007 financial statements.

ITEM 1B. Unresolved Staff Comments
         -------------------------

         Not applicable.

ITEM 2.  Properties
         ----------

         The following table sets forth information as of December 31, 2007 about properties owned by the Partnership:

                                    Size of       Net Rentable      Numbers of
            Location                Parcel            Area            Spaces       Date of Purchase    Completion Date
-------------------------------   ------------   --------------     ----------     ----------------    ---------------
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


         The weighted average occupancy for the self-storage facilities was 90% in 2007 and 2006.

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

         As of December 31, 2007, none of the properties were encumbered by mortgage debt. The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners.

ITEM 3.  Legal Proceedings
         -----------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

         The plaintiff in this case filed a suit against PS on behalf of a putative class of renters who rented self-storage units from PS. Plaintiff alleges that PS misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief. On November 26, 2007, the Court entered an order dismissing the matter in its entirety without any liability to PS.

         Brinkley v. Public Storage,  Inc. (filed April 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

         The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. An appeal to the Court's June 22, 2007 order granting PS' summary judgment motion is currently pending.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                     PART II

ITEM 5.  Market for the  Registrant's  Common  Equity,  Related  Stockholder
         -------------------------------------------------------------------
         Matters and Issuer Purchases of Equity Securities
         -------------------------------------------------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2007, there were approximately 1,046 unitholders of record.

         Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally net cash provided by operating activities, less deductions to pay, establish or revise reserves for all other expenses (other than incentive distributions to the general partner) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties.

         Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  Selected Financial Data
         -----------------------

For the Year
Ended December 31,                           2007               2006               2005               2004              2003
---------------------------------        --------------     --------------     --------------     --------------    ---------------
Revenues                                 $   10,449,000     $   10,309,000     $   10,016,000     $   10,197,000    $    9,931,000
Depreciation and amortization                   346,000            324,000            542,000            803,000           940,000
Gain on disposition of marketable
     securities (1)                                   -            117,000         22,534,000                  -                 -
Gain on disposition of land                           -                  -            794,000                  -                 -
Net income (1)                                6,813,000          6,849,000         29,749,000          6,348,000         6,084,000
Limited partners' share (1)                   4,627,000          5,094,000         20,248,000          4,583,000         4,322,000
General partners' share (1)                   2,186,000          1,755,000          9,501,000          1,765,000         1,762,000
Limited partners' per unit data (2)
     Net income (1)                             $105.16            $115.77            $460.18            $104.16            $98.23
     Cash distributions                         $144.41            $115.00            $115.00            $116.00           $116.00

---------------------------------

Cash and cash equivalents                $      718,000     $    2,495,000     $    2,370,000     $    1,359,000    $    1,367,000
Total assets                             $    7,002,000     $    8,791,000     $    8,722,000     $   38,111,000    $   32,064,000


(1) Increases reflected in the amounts presented for 2005 as compared to other periods, are due to the distribution of marketable securities in affiliate. See Note 2 to the Partnership's financial statements for additional information.

(2) Per unit data is based on the weighted average number of the limited partnership units (44,000) outstanding during each period.

ITEM 7.  Management's  Discussion  and Analysis of Financial  Condition  and
         -------------------------------------------------------------------
         Results of Operations
         ---------------------

         The following discussion and analysis should be read in conjunction with the Partnership's financial statements and notes thereto.

FORWARD LOOKING STATEMENTS
--------------------------

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this
document,   other  than  statements  of  historical  fact,  are  forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties V, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

         Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission. ("SEC"). These risks include, among others, the following:

         o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, real estate and zoning laws and regulations, and the impact of natural disasters;

         o risks associated with downturns in the local economies in the markets in which we operate;

         o the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

         o the impact of the regulatory environment as well as national, state, and local laws and regulations;

         o  disruptions or shutdowns of our automated processes and systems; and

         o  economic uncertainty due to the impact of war or terrorism.

         The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K and other information filed from time to time with the SEC Commission for additional information.

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

         PS is the largest owner and operator of self-storage facilities in the United States ("U.S"). All of the PS facilities in the U.S. are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PS as one of the dominant providers of self-storage space in most markets in which PS operates and enables PS to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most competitors of PS, as well as more substantial, well-placed yellow page advertisements than can many of its competitors.

         We will continue to focus our growth strategies on improving the operating performance of our existing self-storage properties primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. We expect future increases in rental income to come primarily from increases in realized rent rather than increases in occupancy, although there can be no assurance.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2007. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006:

         The Partnership's net income was $6,813,000 in 2007 compared to $6,849,000 in 2006, representing a decrease of $36,000. The decrease in net income is primarily due to 2006 reflecting a gain on disposition of marketable securities of an affiliate totaling $117,000 (described below).

         Property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) was $6,639,000 in 2007 compared to $6,604,000 in 2006, representing an increase of $35,000. This increase is attributable to an increase in rental income.

         Rental income was  $10,168,000 in 2007 compared to $10,044,000 in 2006, representing an increase of $124,000 or 1.2%. The increase is attributable primarily to an increase in realized rent per occupied square foot at the Partnership's self-storage facilities. The annual realized rent per occupied square foot for the self-storage facilities was $14.20 in 2007 compared to $13.97 in 2006. The weighted average occupancy level of the self-storage facilities was stable at 90% in 2007 and 2006.

         Dividend income in 2006 was $30,000. In December 2006, we sold all the remaining 17,331 shares of PS Equity Shares, Series A which we owned. Accordingly, the Partnership had no dividend income for the year 2007.

         Other income was $281,000 in 2007 compared to $235,000 in 2006, representing an increase of $46,000. This increase is attributable to increased access fee revenues.

         Cost of operations (including management fees paid to affiliates) increased $67,000 to $3,183,000 in 2007 from $3,116,000 in 2006. This increase is primarily attributable to increases in property tax and office expenses, professional fees, and data processing expense.

         Depreciation expense was $346,000 in 2007 compared to $324,000 in 2006, an increase of $22,000 or 6.8% due to depreciation of additional capital improvements. Administrative expense was $107,000 and $137,000 in 2007 and 2006, respectively, representing a decrease $30,000, or 21.9%. This decrease is primarily attributable to a cost of $11,000 for termination of a contract incurred in 2006, with the remaining decrease due to lower allocated expenses in 2007 compared to 2006.

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

         On March 31, 2005, we distributed all of the Public Storage common stock on a pro-rata basis to unitholders of record as of January 1, 2005. Accordingly, during the first quarter of 2005, we recognized a gain on disposition totaling $22,534,000, which represented the excess of the fair value (based upon a value of $56.94 per share for the Public Storage common shares on March 31, 2005) over the historical cost. The Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005. As a result of this distribution, dividend income from marketable securities of affiliate declined to $30,000 in 2006 from $282,000 in 2005. In December 2006, we sold all the remaining 17,331 shares of PS Equity Shares, Series A and recorded a gain of $117,000 on our statement of income for the year ended December 31, 2006. See Note 2 to the Partnership's financial statements for additional information.

         Cost of operations (including management fees paid to affiliates) increased $187,000 to $3,116,000 in 2006 from $2,929,000 in 2005. This increase is primarily attributable to increases in payroll, utilities, repairs and maintenance, and management fees.

         Depreciation expense was $324,000 for the year ended December 31, 2006 compared to $542,000 for the same period in 2005, a decrease of $218,000 or 40.2%. Beginning with the first quarter of 2005, all buildings have become fully depreciated and, accordingly, depreciation expense declined in 2006 as compared to 2005. Administrative expense was $137,000 and $124,000 in 2006 and 2005, respectively, representing an increase of $13,000, or 10.5%. This increase is primarily attributable to a cost of $11,000 for termination of a contract in 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations of $7,065,000 for the year ended December 31, 2007 has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $285,000 in 2007 compared to $731,000 in 2006 and $136,000 in 2005. Capital improvements are budgeted at $190,000 for 2008.

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

         DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $6,354,000 ($144.41 per unit) and $2,203,000, respectively, for the year ended December 31, 2007. During 2007, we have paid more in distributions than what was generated from operating activities less capital expenditures. This was done to reduce excess cash reserves. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations. As a result, we expect distributions in 2008 to be less than the amounts paid during 2007.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

         As of December 31, 2007, the Partnership had no outstanding debt.

ITEM 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 15(a).

ITEM 9.  Changes in and  Disagreements  with  Accountants  on Accounting  and
         --------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

ITEM 9A. Controls and Procedures
         -----------------------

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         Public Storage, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports PS files and submits under the Securities Exchange Act of 1934, as amended, ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

         As of December 31, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, Public Storage's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Public Storage's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an audit report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by the Partnership's registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.


ITEM 9B. Other Information
         -----------------

         Not applicable.

                                    PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
         ------------------------------------------------------

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PS and B. Wayne Hughes. PS, acting through its trustees and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The self-storage facilities are managed by PS pursuant to a Management Agreement.

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

         The names of all trustees and executive officers of PS, the offices held by each of them with PS, and their ages and business experience during the past five years are as follows:

       Name                                    Positions with PS
-----------------------      ------------------------------------------------------------
B. Wayne Hughes              Chairman of the Board
Ronald L. Havner, Jr.        Chief Executive Officer, Vice Chairman of the Board and
                               President
John Reyes                   Senior Vice President and Chief Financial Officer
John S. Baumann              Senior Vice President and Chief Legal Officer
John E. Graul                Senior Vice President and President, Self-storage Operations
Candace N. Krol              Senior Vice President of Human Resources
David F. Doll                Senior Vice President and President, Real Estate Group
Harvey Lenkin                Trustee
B. Wayne Hughes, Jr.         Trustee
Dann V. Angeloff             Trustee
William C. Baker             Trustee
John T. Evans                Trustee
Uri P. Harkham               Trustee
Gary E. Pruitt               Trustee
Daniel C. Staton             Trustee

         The following is a biographical summary of the current executive officers of PS:

         Ronald L. Havner, Jr., age 50, has been the Vice-Chairman, Chief Executive Officer and a director of Public Storage since November 2002 and President since July 1, 2005. Mr. Havner has been Chairman of the Company's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. Mr. Havner joined Public Storage in 1986. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of GF Acquisition Corp. and Union BanCal Corporation.

         John Reyes, age 47, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         John S. Baumann, age 47, became Senior Vice President and Chief Legal Officer of the Company in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

         John E. Graul, age 56, became Senior Vice President and President, Self-Storage Operations, in February 2004, with overall responsibility for the Company's national operations. From 1982 until joining the Company, Mr. Graul was employed by McDonald's Corporation where he served in various management positions, most recently as Vice President and General Manager - Pacific Sierra Region.

         David F. Doll, age 49, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for Company's real estate activities, including property acquisitions, developments, and repackagings as well as facilities maintenance. Before joining the Company, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

         Candace N. Krol, age 46, became Senior Vice President of Human Resources in September 2005. From 1985 until joining the Company, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

         The following is a biographical summary of the current outside Trustees of PS:

         B. WAYNE HUGHES, age 74, has been a member of the Board of PS since its organization in 1980. Mr. Hughes was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole
Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently a private investor and operates a horse farm in Kentucky. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a member of the PS' Board.

         DANN V. ANGELOFF, age 72, Chairman of the Nominating/Corporate Governance Committee and a member of the Compensation Committee, has been a trustee of the Board of PS since its organization in 1980. Mr. Angeloff has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner and owner of a 20% interest in a limited partnership that in 1974 purchased a self-storage facility operated by the Company. He is a director of Bjurman, Barry Fund, Inc., Electronic Recyclers International, Nicholas/Applegate Fund, Retirement Capital Group and SoftBrands, Inc.

         WILLIAM C. BAKER, age 74, a member of the Nominating/Corporate Governance Committee, joined the PS' Board in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of California Pizza Kitchen and Javo Beverage Company, a supplier of coffee, tea and other beverage mixes.

         JOHN T. EVANS, age 69, Chairman of the Audit Committee and member of the Nominating/Corporate Governance Committee, became a trustee of the Board of PS in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Vice-Chairman of Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         URI P. HARKHAM, age 59, a member of the Compensation Committee, became a trustee of the Board of PS in March 1993. Mr. Harkham has been the President and Chief Executive Officer of Harkham Industries, which specializes in designing, manufacturing and marketing women's clothing under its four labels, Harkham, Hype, Jonathan Martin and Johnny Martin, since its organization in 1976. Since 1978, Mr. Harkham has been the Chief Executive Officer of Harkham Family Enterprises, a real estate firm specializing in buying and rebuilding retail and mixed use real estate throughout Southern California.

         B. WAYNE HUGHES, JR., age 48, became a trustee of the Board of PS in January 1998. He was employed by PS from 1989 to 2002, serving as Vice President
- Acquisitions of the Company from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC and its affiliates, companies engaged in the acquisition and operation of commercial properties in California. He is the son of B. Wayne Hughes.

         HARVEY LENKIN, age 71, became a trustee of the Board of PS in 1991. Mr. Lenkin retired as President and Chief Operating Officer of PS in 2005, and was a consultant for PS until July 1, 2006. Mr. Lenkin was employed by PS or its predecessor for 27 years. He has been a director of PS' affiliate, PS Business Parks, Inc., since March 1998 and was President of PS Business Parks, Inc. from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Memorial Hospital, Pasadena, California and a former member of the Executive Committee of the Board of Governors of NAREIT.

         GARY E. PRUITT, age 57, a member of the Audit Committee and of the Compensation Committee, became a trustee of the Board of PS in August 2006 in connection with the merger of Shurgard Storage Centers, Inc. with the PS. Mr. Pruitt was previously a director of Shurgard. He is the Chairman and Chief Executive Officer of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe. Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as Chairman and Chief Executive Officer in 2002.

         DANIEL C. STATON, age 55, Chairman of the Compensation Committee and a member of the Audit Committee, became a trustee of the Board of PS in March 1999 in connection with the merger of Storage Trust Realty with the Company. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from
February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is Chairman of Staton Capital, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company and CEO of Enterprise Acquisition Corp., an AMEX listed company (EST). Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999.

         Each trustee of PS serves until he resigns or is removed from office by PS, and may resign or be removed from office at any time with or without cause. Each officer of PS serves until he resigns or is removed by the Board of Trustee of PS. Any such officer may resign or be removed from office at any time with or without cause.

         There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability of any trustee or executive officer of PS during the past five years.

         The members of the PS Audit Committee of the Board are: John T. Evans (Chairman), Daniel C. Staton, and Gary E. Pruitt. The Board of PS has determined that Audit Committee members Daniel C. Staton and Gary E. Pruitt, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Evans, Staton and Pruitt are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         The financial records of the Partnership are maintained and prepared by employees of PS. The Board of Trustees of PS has adopted a code of ethics for its senior financial officers. The Code of Ethics applies to those persons serving as PS' principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available by written request from the Secretary of PS at 701 Western Ave., Glendale, CA 91201-2349.

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

ITEM 12. Security  Ownership of Certain Beneficial Owners and Management and
         -------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

         (a) At March 25, 2008, the following beneficially owned more than 5% of the Units:

          Title                           Name and Address                     Beneficial        Percent
        of Class                         of Beneficial Owner                   Ownership         of Class
----------------------     ---------------------------------------------    ----------------     --------
Units of Limited           Public Storage                                   14,740 Units (1)      33.5%
Partnership Interest       701 Western Avenue
                           Glendale, California 91201
Units of Limited           B. Wayne Hughes, Tamara Hughes Gustavson, PS     12,398 Units (2)      28.2%
Partnership Interest       Orangeco Partnerships, Inc.
                           701 Western Avenue
                           Glendale, California 91201


(1) Includes (i) 14,609 Units owned by PS as to which PS has sole voting and dispositive power, and (ii) 131 Units which PS has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 4,852 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 131 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PS has an option to acquire these 131 Units, and (iii) 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PS owns 46% and members of PS's management and related individuals own approximately 6%.

         (b) The Partnership has no officers and directors.

         The General Partners have contributed $222,222 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $177,778 was contributed by PS and $44,444 was contributed by Mr. Hughes). In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership. Information regarding ownership of Units by PS and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a trustee of PS, beneficially owns 27 Units (0.06% of the Units). The trustees and executive officers of PS (including Hughes), as a group (17 persons), beneficially own an aggregate of 12,299 Units, representing 28.0% of the Units (including the 4,852 Units owned by Hughes and the 7,415 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13. Certain Relationships, Related Transactions and Trustee Independence
         --------------------------------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. The partners received distributions equal to their capital contributions in 1987. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PS and

BWH Marinas own 14,609 and 4,852 Units, respectively. During 2007, PS and BWH Marinas received $1,763,000 and $441,000 in cash distributions related to their general partner ownership interests. As described above, the General Partners also hold Limited Partnership Units. Through these holdings, PS and the Hughes Family, respectively, received $2,110,000 and $701,000 of cash distributions during 2007.

         The Partnership has a Management Agreement with PS pursuant to which the Partnership pays PS a fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership. For as long as the Management Agreement is in effect, PS has granted the Partnership a non-exclusive license to use two PS service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS. During 2007, 2006 and 2005, the Partnership paid fees of $591,000, $585,000, and $556,000, respectively, to PS pursuant to the Management Agreement.

         In January 1997, PS Business Parks, LP ("PSBP") became the operator of the Partnership's commercial property pursuant to a management agreement (the "PSBP Management Agreement"). PSBP is an operating partnership formed to own and operate business parks in which PS has a significant economic interest. The general partner of PSBP is PS Business Parks, Inc., an AMEX listed real estate investment trust. The Partnership's commercial property is managed by PSBP pursuant to the PSBP Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial property operated for the Partnership. During 2007, 2006 and 2005, the Partnership paid $15,000, $14,000 and $15,000, respectively, to PSBP pursuant to the PSBP Management Agreement.

         In addition, the Partnership combines its insurance purchasing power with PS through captive insurance entities controlled by PS. (See Note 5 to the Partnership's financial statements.) The captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PS also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2007, 2006 and 2005 were $69,000, $74,000 and $63,000, respectively.

         The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations on the Partnership's statements of income, amounted to $1,095,000, $1,135,000, and $1,030,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

         The Trustees of PS are identified in Item 10 on page 19 of this report.

ITEM 14. Principal Accountant Fees and Services
         --------------------------------------

Fees billed to the Partnership by Ernst & Young LLP for 2007 and 2006 as are follows:

Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $19,000 for 2007 and $18,000 for 2006.

Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst
&  Young  LLP  for  tax  services   (primarily  federal  and  state  income  tax
preparation) totaled $14,000 for 2007 and $11,000 for 2006.

Audit-Related Fees and Other Fees: During 2007 and 2006 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

The Audit Committee of PS pre-approves all services performed by Ernst & Young LLP, including those listed above. At this time, the Audit Committee has not delegated pre-approval authority to any member or members of the Audit Committee.

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

                                 PUBLIC STORAGE PROPERTIES V, LTD.
                                 a California Limited Partnership
Dated:  March 26, 2008           By:  Public Storage, General Partner

                                   By:  /s/ Ronald L. Havner, Jr.
                                        ---------------------------------------
                                        Ronald L. Havner, Jr., Vice Chairman of
                                        the Board, Chief Executive Officer and
                                        President of Public Storage, Corporate
                                        General Partner

                                 By:  /s/ B. Wayne Hughes
                                      -----------------------------------------
                                      B. Wayne Hughes, General Partner and
                                      Chairman of the Board of Public Storage

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


             Signature                                                   Capacity                                   Date
----------------------------------------               --------------------------------------------------         --------------
/s/ Ronald L. Havner, Jr.                              Vice Chairman of the Board, Chief Executive                March 26, 2008
---------------------------------------                Officer, and President of Public Storage,
Ronald L. Havner, Jr.                                  Corporate General Partner

/s/ B. Wayne Hughes                                    General Partner and Chairman of the Board of               March 26, 2008
---------------------------------------                Public Storage
B. Wayne Hughes

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 26, 2008
---------------------------------------                of Public Storage (principal financial officer
John Reyes                                             and principal accounting officer)

/s/ Harvey Lenkin                                      Trustee of Public Storage                                  March 26, 2008
---------------------------------------
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                               Trustee of Public Storage                                  March 26, 2008
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Dann V. Angeloff                                   Trustee of Public Storage                                  March 26, 2008
---------------------------------------
Dann V. Angeloff

/s/ William Baker                                      Trustee of Public Storage                                  March 26, 2008
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Trustee of Public Storage                                  March 26, 2008
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                                     Trustee of Public Storage                                  March 26, 2008
---------------------------------------
Uri P. Harkham

/s/ Gary E. Pruitt                                     Trustee of Public Storage                                  March 26, 2008
---------------------------------------
Gary E. Pruitt

/s/ Daniel C. Staton                                   Trustee of Public Storage                                  March 26, 2008
---------------------------------------
Daniel C. Staton


                        PUBLIC STORAGE PROPERTIES V, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))


                                                                            Page
                                                                      References

Report of Independent Registered Public Accounting Firm                      F-1

Balance sheets as of December 31, 2007 and 2006                              F-2

For each of the three years ended December 31, 2007, 2006 and 2005:

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

Statements of cash flows                                                     F-5

Notes to financial statements                                         F-6 - F-12

Schedule:

III - Real estate and accumulated depreciation                       F-13 - F-14


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

                Report of Independent Registered Accounting Firm




The Partners
Public Storage Properties V, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties V, Ltd. (the "Partnership") as of December 31, 2007 and 2006, and the related statements of income and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties V, Ltd. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ ERNST & YOUNG LLP

March 21, 2008
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES V, LTD.
                                 BALANCE SHEETS
                           December 31, 2007 and 2006


                                                                   December 31,         December 31,
                                                                       2007                 2006
                                                                  -----------------    ------------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                         $       718,000      $     2,495,000
Rent and other receivables                                                121,000               60,000

Real estate facilities, at cost:
     Buildings and equipment                                           19,045,000           18,760,000
     Land                                                               4,484,000            4,484,000
                                                                  -----------------    ------------------
                                                                       23,529,000           23,244,000

     Less accumulated depreciation                                    (17,501,000)         (17,155,000)
                                                                  -----------------    ------------------
                                                                        6,028,000            6,089,000

Other assets                                                              135,000              147,000
                                                                  -----------------    ------------------
Total assets                                                      $     7,002,000      $     8,791,000
                                                                  =================    ==================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable and accrued liabilities                          $       260,000      $       297,000
Deferred revenue                                                          236,000              244,000
                                                                  -----------------    ------------------
        Total liabilities                                                 496,000              541,000

Commitments and contingencies (Note 8)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                               4,831,000            6,126,000
     General partners' equity                                           1,675,000            2,124,000
                                                                  -----------------    ------------------
     Total partners' equity                                             6,506,000            8,250,000
                                                                  -----------------    ------------------
Total liabilities and partners' equity                            $     7,002,000      $     8,791,000
                                                                  =================    ==================

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the years ended December 31, 2007, 2006 and 2005


                                                            2007               2006               2005
                                                        --------------      --------------     ---------------
REVENUES:

Rental income                                           $  10,168,000       $  10,044,000      $   9,563,000
Dividends from marketable securities of affiliate                   -              30,000            282,000
Other income                                                  281,000             235,000            171,000
                                                        --------------      --------------     ---------------
                                                           10,449,000          10,309,000         10,016,000
                                                        --------------      --------------     ---------------
COSTS AND EXPENSES:

Cost of operations                                          2,576,000           2,517,000          2,358,000
Management fees paid to affiliates                            607,000             599,000            571,000
Depreciation                                                  346,000             324,000            542,000
Administrative                                                107,000             137,000            124,000
                                                        --------------      --------------     ---------------
                                                            3,636,000           3,577,000          3,595,000
                                                        --------------      --------------     ---------------
Net income before gain                                      6,813,000           6,732,000          6,421,000
                                                        ==============      ==============     ===============
Gain on disposition of marketable securities of
affiliate                                                           -             117,000         22,534,000
Gain on disposition of land                                         -                   -            794,000
                                                        --------------      --------------     ---------------
NET INCOME:                                             $   6,813,000       $   6,849,000      $  29,749,000
                                                        ==============      ==============     ===============

Limited partners' share of net income                   $   4,627,000       $   5,094,000      $  20,248,000
General partners' share of net income                       2,186,000           1,755,000          9,501,000
                                                        --------------      --------------     ---------------
                                                        $   6,813,000       $   6,849,000      $  29,749,000
                                                        ==============      ==============     ===============
COMPREHENSIVE INCOME:

Net income                                              $   6,813,000       $   6,849,000      $  29,749,000
Other comprehensive income:
    Change in unrealized (loss) gain on marketable
       equity securities of affiliate                               -             (16,000)           627,000
    Realized gain on disposition of marketable
         securities of affiliate                                    -            (117,000)       (22,534,000)
                                                        --------------      --------------     ---------------
                                                        $   6,813,000       $   6,716,000      $   7,842,000
                                                        ==============      ==============     ===============
Limited partners' share of net income per unit
    (44,000 units outstanding)                          $      105.16       $      115.77      $      460.18
                                                        ==============      ==============     ===============

                            See accompanying notes.
                                      F-3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2007, 2006 and 2005


                                                                                          Other
                                                   Limited            General         Comprehensive     Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              -----------------  -----------------  -----------------  ------------------
Balance at December 31, 2004                  $     11,620,000   $      4,030,000   $     22,040,000   $     37,690,000

Change in unrealized gain on marketable equity
securities                                                   -                  -            627,000            627,000

Realized gain on disposition of marketable
securities affiliate                                         -                  -        (22,534,000)       (22,534,000)

Net income                                          20,248,000          9,501,000                  -         29,749,000

Cash distributions                                  (5,060,000)        (1,755,000)                 -         (6,815,000)

Distribution of marketable securities of
affiliate                                          (22,548,000)        (7,820,000)                 -        (30,368,000)

Equity transfer                                      1,840,000         (1,840,000)                 -                  -
                                              -----------------  -----------------  -----------------  ------------------
Balance at December 31, 2005                         6,100,000          2,116,000            133,000          8,349,000

Change in unrealized gain on marketable equity
securities                                                   -                  -            (16,000)           (16,000)

Realized gain on disposition of marketable
securities affiliate                                         -                  -           (117,000)          (117,000)

Net income                                           5,094,000          1,755,000                  -          6,849,000

Cash distributions                                  (5,060,000)        (1,755,000)                 -         (6,815,000)

Equity transfer                                         (8,000)             8,000                  -                  -
                                              -----------------  -----------------  -----------------  ------------------
Balance at December 31, 2006                         6,126,000          2,124,000                  -          8,250,000

Net income                                           4,627,000          2,186,000                  -          6,813,000

Cash distributions                                  (6,354,000)        (2,203,000)                 -         (8,557,000)

Equity transfer                                        432,000           (432,000)                 -                  -
                                              -----------------  -----------------  -----------------  ------------------
Balance at December 31, 2007                  $      4,831,000   $      1,675,000   $              -   $      6,506,000
                                              =================  =================  =================  ==================

                            See accompanying notes.
                                      F-4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2007, 2006 and 2005


                                                                           2007                 2006                 2005
                                                                      ---------------      ---------------      ----------------
Cash flows from operating activities:

     Net income                                                       $    6,813,000       $    6,849,000       $   29,749,000
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation                                                        346,000              324,000              542,000
         (Increase) decrease in rent and other receivables                   (61,000)              19,000               24,000
         Decrease (increase) in other assets                                  12,000              (36,000)              (1,000)
         Gain on disposition of marketable securities
              of affiliate                                                         -             (117,000)         (22,534,000)
         Gain on disposition of land                                               -                    -             (794,000)
         (Decrease) increase in accounts payable and accrued
              liabilities                                                    (37,000)             131,000               (9,000)
         (Decrease) increase in deferred revenue                              (8,000)              37,000              (39,000)
                                                                      ---------------      ---------------      ----------------
              Total adjustments                                              252,000              358,000          (22,811,000)
                                                                      ---------------      ---------------      ----------------
              Net cash provided by operating activities                    7,065,000            7,207,000            6,938,000
                                                                      ---------------      ---------------      ----------------
Cash flows from investing activities:

     Proceeds from disposition of marketable securities of
         affiliate                                                                 -              464,000                    -
      Proceeds from disposition of land                                            -                    -            1,024,000
    Additions to real estate facilities                                     (285,000)            (731,000)            (136,000)
                                                                      ---------------      ---------------      ----------------
              Net cash (used in) provided by investing activities           (285,000)            (267,000)             888,000
                                                                      ---------------      ---------------      ----------------
Cash flows from financing activities:

     Distributions paid to partners                                       (8,557,000)          (6,815,000)          (6,815,000)
                                                                      ---------------      ---------------      ----------------
              Net cash used in financing activities                       (8,557,000)          (6,815,000)          (6,815,000)
                                                                      ---------------      ---------------      ----------------
Net (decrease) increase in cash and cash equivalents                      (1,777,000)             125,000            1,011,000

Cash and cash equivalents at the beginning of the year                     2,495,000            2,370,000            1,359,000
                                                                      ---------------      ---------------      ----------------
Cash and cash equivalents at the end of the year                      $      718,000       $    2,495,000       $    2,370,000
                                                                      ===============      ===============      ================
SUPPLEMENTAL   SCHEDULE  OF  NON-CASH   INVESTING  AND  FINANCING
     ACTIVITIES:
     Changes in fair market value of marketable securities
         Marketable securities                                        $            -       $       16,000       $     (627,000)
         Other comprehensive income                                                -              (16,000)             627,000
    Distribution of marketable securities of affiliate:
         Marketable securities                                                     -                    -           30,368,000
         Partners' equity                                                          -                    -          (30,368,000)



                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007

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

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007

         Marketable Securities:
         ----------------------

         In accordance with the Financial Accounting Standards Board's Statement No. 130, "Recording Comprehensive Income," at each balance sheet date, the Partnership reflects its marketable securities at market value (based upon their closing price on the balance sheet date), with the difference between the market value and historical cost shown as other comprehensive income in partners' equity on the accompanying statements of partners' equity. Adjustments to market value are reflected as change in unrealized gain on marketable equity securities on the accompanying statements of comprehensive income. When marketable securities are disposed of, comprehensive income is adjusted to reflect the change in market value through the disposition date. The realized gain is then reflected in net income, and as a reduction to Other Comprehensive Income.

         In accordance with this policy, the Partnership has reflected adjustments to unrealized gains for the change in market price, representing decreases in cumulative unrealized gains of $16,000 and $6,561,000 for the years ended December 31, 2006 and 2005, respectively.

         At December 31, 2005, marketable securities consisted of 17,331 depositary shares of Equity Stock, Series A, of Public Storage Inc. In December 2006, the Partnership sold all of the remaining shares of Equity Stock, Series A, of Public Storage, Inc. and recorded a realized gain of $117,000 on the accompanying statement of income for the year ended December 31, 2006. All of the Partnership's marketable securities for all periods had been designated as available-for-sale.

         On March 31, 2005, the Partnership distributed all of its holdings in Public Storage Inc., common stock on a pro-rata basis to unitholders of record as of January 1, 2005. As a result of this transaction, the Partnership recorded a realized gain of $22,534,000 during the first quarter of 2005, representing the difference between the closing market price on March 31, 2005 and the weighted average historical cost of the securities disposed. The limited and general partners' share of this distribution totaled approximately $22,548,000 ($512.45 per unit) and $7,820,000, respectively. The limited and general partners' share of the realized gain attributable to this transaction totaled approximately $14,793,000 ($336.20 per unit) and $7,741,000, respectively.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at December 31, 2007.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007

     demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the related carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualty Losses," our evaluations have identified no such impairments at December 31, 2007.

         Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

         Accounting for Casualty Losses:
         -------------------------------

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

         Deferred Revenue:
         -----------------

         Deferred revenue totaling $236,000 at December 31, 2007 ($244,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

         As of March 21, 2008, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007

         Segment Reporting:
         ------------------

         The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly. During 2006, we paid cash distributions to the limited and general partners totaling
     $5,060,000  ($115.00  per  unit)  and  $1,755,000,  respectively.  We  paid distributions  to the  limited  and general  partners  totaling  $6,354,000
     ($144.41  per  unit)  and  $2,203,000,  respectively,  for the  year  ended
     December 31, 2007. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

         The Partnership has a management agreement with PS pursuant to which PS operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PS operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the year ended December 31, 2007, 2006 and 2005, the Partnership paid $607,000, $599,000 and $571,000, respectively, pursuant to these management agreements.

         The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and
     (ii) at any time by either party for cause. The total of such expenses, which are included in cost of operations on our accompanying statements of income, amounted to $1,099,000, $1,135,000, and $1,030,000 for the years ended December 31, 2007, 2006, and 2005, respectively

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007

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

         In addition, there are 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS's management and related individuals own approximately 6%.

         Captive Insurance Activities with PS
         ------------------------------------

         The  Partnership  has a  1.4%  ownership  interest  in  STOR-Re  Mutual
     Insurance  Corporation  ("STOR-Re"),   which  was  formed  in  1994  as  an
     association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying balance sheets, on the cost method, and has received no distributions during the three years ended December 31, 2007.

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

         The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):

                                                      2007            2006
                                                  -----------    --------------
                                                     (Amounts in thousands)
For the year ended December 31,
Net investment income...........................  $     871       $      890
Loss and loss adjustment expense................        855           (1,053)
Other expenses..................................       (248)            (234)
                                                  -----------    --------------
Net income (loss)...............................  $   1,478       $     (397)
                                                  ===========    ==============
At December 31,
Total assets (primarily cash and other
   investments).................................  $  21,732       $   27,772
Liabilities for losses and loss adjustment
   expenses.....................................      6,917           11,470
Other liabilities...............................        764            1,314
Member's surplus................................     14,051           14,988

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007

         Premiums paid to the Captive Entities for the years ended December 31, 2007, 2006 and 2005 were $69,000, $74,000 and $63,000, respectively.

         Other Activities with PS
         ------------------------

         PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $158,000, $88,000 and $88,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

         Taxable net income (unaudited) was $6,859,000, $6,798,000 and $7,311,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

7.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          Three Months Ended
                                          --------------------------------------------------------------------------------
                                           March 31, 2007      June 30, 2007      September 30, 2007     December 31, 2007
                                          ------------------   ---------------    ------------------     -----------------
Rental Income                               $    2,514,000     $    2,545,000       $     2,565,000       $     2,544,000
Cost of Operations (including
   management fees and depreciation)        $      923,000     $      890,000       $       882,000       $       834,000
Net Income                                  $    1,624,000     $    1,676,000       $     1,710,000       $     1,803,000
Net Income Per Limited Partner Unit         $        27.89     $        18.34       $         28.50       $         30.43
Cash distributions                          $    1,541,000     $    3,437,000       $     1,778,000       $     1,801,000

                                                                          Three Months Ended
                                          --------------------------------------------------------------------------------
                                           March 31, 2006      June 30, 2006      September 30, 2006     December 31, 2006
                                          ------------------   ---------------    ------------------     -----------------
Rental Income                               $    2,438,000     $    2,528,000       $     2,581,000       $     2,497,000
Cost of Operations (including
   management fees and depreciation)        $      857,000     $      867,000       $       866,000       $       850,000
Net Income (1)                              $    1,601,000     $    1,687,000       $     1,757,000       $     1,804,000
Net Income Per Limited Partner Unit         $        27.36     $        29.30       $         30.84       $         28.27
Cash distributions                          $    1,541,000     $    1,541,000       $     1,541,000       $     2,192,000


(1) Includes gain on disposition of marketable securities totaling $117,000 in the year ended December 31, 2006.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007

8.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

         The plaintiff in this case filed a suit against PS on behalf of a putative class of renters who rented self-storage units from PS. Plaintiff alleges that PS misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief. On November 26, 2007, the Court entered an order dismissing the matter in its entirety without any liability to PS.

         Brinkley v. Public Storage,  Inc. (filed April 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

         The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. An appeal to the Court's June 22, 2007 order granting PS' summary judgment motion is currently pending.

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

                        Public Storage Properties V, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation


                                        Initial Cost
                                 -----------------------------
                                                                Costs Subsequent
                                                Buildings &      to Construction
         Description                 Land        Equipment       (Improvements)
---------------------------      ------------   -------------- -----------------
    California
Belmont                            $478,000         $811,000          $374,000
Carson Street                       265,000          563,000           285,000
Palmdale                            114,000          721,000           434,000
Pasadena Fair Oaks                  686,000        1,219,000           484,000
Sacramento Carmichael               305,000          850,000           386,000
Sacramento Florin                   326,000        1,063,000           711,000
San Jose Capitol Quimby             209,000          742,000           278,000
San Jose Felipe                     270,000          935,000           381,000
So. San Francisco
   Spruce (1)                       532,000        1,488,000           790,000

    Florida
Miami 27th Avenue                   142,000          878,000           571,000
Miami 29th                          270,000          520,000           363,000

    Georgia
Atlanta Montreal Road               397,000          888,000           479,000
Atlanta Mountain
   Industrial Blvd.                 271,000          725,000           510,000
Marietta-Cobb Parkway               219,000          914,000           682,000
                                 ------------   -------------- -----------------
                                 $4,484,000      $12,317,000        $6,728,000
                                 ============   ============== =================


                                             Gross Carrying Amount
                                             at December 31, 2007
                                 ----------------------------------------------
                                                  Buildings &                       Accumulated
         Description                 Land          Equipment          Total         Depreciation   Date Completed
---------------------------      -------------    -------------     -----------     -------------- --------------
    California
Belmont                            $478,000         $1,185,000       $1,663,000       $1,105,000       12/79
Carson Street                       265,000            848,000        1,113,000          800,000       01/80
Palmdale                            114,000          1,155,000        1,269,000        1,108,000       01/80
Pasadena Fair Oaks                  686,000          1,703,000        2,389,000        1,580,000       03/80
Sacramento Carmichael               305,000          1,236,000        1,541,000        1,144,000       07/80
Sacramento Florin                   326,000          1,774,000        2,100,000        1,500,000       06/80
San Jose Capitol Quimby             209,000          1,020,000        1,229,000          985,000       07/80
San Jose Felipe                     270,000          1,316,000        1,586,000        1,257,000       12/80
So. San Francisco
   Spruce (1)                       532,000          2,278,000        2,810,000        2,056,000       11/80

    Florida
Miami 27th Avenue                   142,000          1,449,000        1,591,000        1,348,000       05/80
Miami 29th                          270,000            883,000        1,153,000          812,000       10/79

    Georgia
Atlanta Montreal Road               397,000          1,367,000        1,764,000        1,248,000       06/80
Atlanta Mountain
   Industrial Blvd.                 271,000          1,235,000        1,506,000        1,183,000       09/80
Marietta-Cobb Parkway               219,000          1,596,000        1,815,000        1,375,000       10/79
                                 -------------    -------------     -----------     --------------
                                 $4,484,000        $19,045,000      $23,529,000      $17,501,000
                                 =============    =============     ===========     ==============

Note:      Buildings are depreciated over a useful life of 25 years.

(1) A portion of the property has been developed as a business park.

                        PUBLIC STORAGE PROPERTIES V, LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   (CONTINUED)


         Reconciliation of Real Estate Cost and Accumulated Depreciation


                                                 2007                2006
                                              --------------     -------------
Investment in Real Estate
   Balance at the beginning of the year       $  23,244,000      $  22,513,000
   Disposition of real estate                             -                  -
   Additions through cash expenditures              285,000            731,000
                                              --------------     -------------
Balance at the end of the year                $  23,529,000      $  23,244,000
                                              ==============     =============

Accumulated Depreciation
   Balance at the beginning of the year       $  17,155,000      $  16,831,000
   Disposition of real estate                             -                  -
   Additions charged to costs and expenses          346,000            324,000
                                              --------------     -------------
Balance at the end of the year                $  17,501,000      $  17,155,000
                                              ==============     =============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $18,187,000 (unaudited).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DATED: March 26, 2008

                                      PUBLIC STORAGE PROPERTIES V, LTD.

                                      BY:  Public Storage
                                           General Partner

                                           BY:   /s/ John Reyes
                                                 -------------------------
                                                 John Reyes
                                                 Senior Vice President and
                                                 Chief Financial Officer

Exhibit No.                           Exhibit Index
-----------    -----------------------------------------------------------------

31.1           Rule   13a-14(a)/15d-14(a)   Certification   of  Chief  Executive
               Officer. Filed herewith.

31.2           Rule   13a-14(a)/15d-14(a)   Certification   of  Chief  Financial
               Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.