Form 10-Q
period 2008-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2008-05-15
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-9208

                        PUBLIC STORAGE PROPERTIES V, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                95-3292068
     -------------------------------               ----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

701 Western Avenue, Glendale, California                 91201-2349
----------------------------------------                 ----------
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

The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at May 15, 2008: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                        Pages
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at March 31, 2008
              and December 31, 2007                                         1

              Condensed Statements of Income
              for the Three Months Ended March 31, 2008 and 2007            2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2008                             3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2008 and 2007                    4

              Notes to Condensed Financial Statements                   5 - 9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           10 - 12

Item 4.       Controls and Procedures                                      13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                            14

Item 1A.      Risk Factors                                            14 - 17

Item 6.       Exhibits                                                     17

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               December 31,         December 31,
                                                                                   2007                 2006
                                                                              -----------------    -----------------
                                                                                (Unaudited)
                                                       ASSETS

Cash and cash equivalents                                                     $       965,000      $       718,000
Rent and other receivables                                                             47,000              121,000

Real estate facilities, at cost:
     Buildings and equipment                                                       19,071,000           19,045,000
     Land                                                                           4,484,000            4,484,000
                                                                              -----------------    -----------------
                                                                                   23,555,000           23,529,000

     Less accumulated depreciation                                                (17,584,000)         (17,501,000)
                                                                              -----------------    -----------------
                                                                                    5,971,000            6,028,000

Other assets                                                                          119,000              135,000
                                                                              -----------------    -----------------
Total assets                                                                  $     7,102,000      $     7,002,000
                                                                              =================    ==================

                                          LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                      $       283,000      $       260,000
Deferred revenue                                                                      228,000              236,000
                                                                              -----------------    -----------------
        Total liabilities                                                             511,000              496,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                           4,894,000            4,831,000
     General partners' equity                                                       1,697,000            1,675,000
                                                                              -----------------    -----------------
     Total partners' equity                                                         6,591,000            6,506,000
                                                                              -----------------    -----------------
Total liabilities and partners' equity                                        $     7,102,000      $     7,002,000
                                                                              =================    ==================

                            See accompanying notes.
                                       1

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Three Months Ended
                                                             March 31,
                                                   ----------------------------------
                                                        2008               2007
                                                   ---------------   ----------------

REVENUES:

Rental income                                      $   2,543,000      $   2,514,000
Other income                                              77,000             60,000
                                                   ---------------   ----------------
                                                       2,620,000          2,574,000
                                                   ---------------   ----------------
COSTS AND EXPENSES:

Cost of operations                                       672,000            685,000
Management fees paid to affiliates                       152,000            150,000
Depreciation                                              83,000             88,000
Administrative                                            28,000             27,000
                                                   ---------------   ----------------
                                                         935,000            950,000
                                                   ---------------   ----------------
  NET INCOME                                       $   1,685,000      $   1,624,000
                                                   ===============   ================
Limited partners' share of net income              $   1,272,000      $   1,227,000
General partners' share of net income                    413,000            397,000
                                                   ---------------   ----------------
                                                   $   1,685,000      $   1,624,000
                                                   ===============   ================
Limited partners' share of net income per unit
    (44,000 units outstanding)                     $     28.91        $     27.89
                                                   ===============   ================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                   Limited            General        Total Partners'
                                                  Partners'          Partners'           Equity
                                              -----------------  -----------------  ------------------
Balance at December 31, 2007                  $      4,831,000   $      1,675,000   $      6,506,000

Net income                                           1,272,000            413,000          1,685,000

Cash distributions                                  (1,188,000)          (412,000)        (1,600,000)

Equity transfer                                        (21,000)            21,000                  -
                                              -----------------  -----------------  ------------------
Balance at March 31, 2008                     $      4,894,000   $      1,697,000   $      6,591,000
                                              =================  =================  ==================


                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           Three Months Ended
                                                                               March 31,
                                                                   -------------------------------------
                                                                        2008                 2007
                                                                   ----------------     ----------------
Cash flows from operating activities:
     Net income                                                    $    1,685,000       $    1,624,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                      83,000               88,000
         Decrease in rent and other receivables                            74,000               13,000
         Decrease in other assets                                          16,000               58,000
         Increase in accounts payable and accrued liabilities              23,000               80,000
         (Decrease) increase in deferred revenue                           (8,000)              21,000
                                                                   ----------------     ----------------
              Total adjustments                                           188,000              260,000
                                                                   ----------------     ----------------
              Net cash provided by operating activities                 1,873,000            1,884,000
                                                                   ----------------     ----------------
Cash flow from investing activities:

    Additions to real estate facilities                                   (26,000)             (23,000)
                                                                   ----------------     ----------------
              Net cash used in investing activities                       (26,000)             (23,000)
                                                                   ----------------     ----------------
Cash flow from financing activities:

     Distributions paid to partners                                    (1,600,000)          (1,541,000)
                                                                   ----------------     ----------------
              Net cash used in financing activities                    (1,600,000)          (1,541,000)
                                                                   ----------------     ----------------
Net increase in cash and cash equivalents                                 247,000              320,000

Cash and cash equivalents at beginning of the period                      718,000            2,495,000
                                                                   ----------------     ----------------
Cash and cash equivalents at end of the period                     $      965,000       $    2,815,000
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

                  The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on the same basis as our audited annual financial statements and, in our opinion reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited financial statements and notes thereto as of December 31, 2007, are adequate to make the information presented not misleading.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at March 31, 2008.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2008.

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

         Deferred Revenue:
         -----------------

                  Deferred revenue totaling $228,000 at March 31, 2008 ($236,000 at December 31, 2007), consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of May 15, 2008, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to March 31, 2008, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During the three months ended March 31, 2008, we paid distributions to the limited and general partners totaling $1,188,000 ($27.00 per unit) and $412,000, respectively. During the three months ended March 31, 2007, we paid distributions to the limited and general partners totaling $1,144,000 ($26.00 per unit) and $397,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a Management Agreement with PS pursuant to which PS operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PS operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the three months ended March 31, 2008 and 2007, the Partnership paid $152,000 and $150,000, respectively, pursuant to these Management Agreements.

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

                  The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations on the accompanying condensed statements of income, amounted to $284,000 and $305,000 for the three months ended March 31, 2008 and 2007, respectively.

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

                  In addition, there are 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS' management and related individuals own approximately 6%.

         Captive Insurance Activities with PS
         ------------------------------------

                  The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the three years ended March 31, 2008.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Other Activities with PS
         ------------------------

                  PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $46,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively.

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

         Forward Looking Statements: This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

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

         The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our future reports and other information filed from time to time with the SEC for additional information.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at March 31, 2008. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's March 31, 2008 condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007:

         The Partnership's net income for the three months ended March 31, 2008 was $1,685,000 compared to $1,624,000 for the three months ended March 31, 2007, representing an increase of $61,000 or 3.8%.

         Rental income for the three months ended March 31, 2008 was $2,543,000 compared to $2,514,000 for the three months ended March 31, 2007, representing a increase of $29,000 or 1.2%. The increase in rental income is attributable to the slight increase in annualized realized rent per square foot to $14.29 per occupied square foot for the three months ended March 31, 2008, compared to $14.04 per occupied square foot for the same period in 2007. This increase was mostly offset by a slight decrease in the weighted average occupancy levels of 88.8% for the three months ended March 31, 2008 compared to 89.0% for the same period in 2007.

         Other income was $77,000 for the three months ended March 31, 2008, as compared to $60,000 for the three months ended March 31, 2007 representing an increase of $17,000 or 28%. This increase is attributable to increased access fee revenues.

         Cost of operations  (including  management fees paid to  affiliates-see
Note 5 to the Partnership's condensed financial statements) for the three months ended March 31, 2008 was $824,000 compared to $835,000 for the three months ended March 31, 2007, representing a decrease of $11,000 or 1.3%. The decrease in cost of operations was primarily due to decreases in repairs and maintenance and utilities expenses, partially offset by increases in payroll and advertising and promotion expenses.

         Depreciation expense was $83,000 and $88,000 for the three months ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($1,873,000 for the threee months ended March 31, 2008) has been sufficient to meet all current obligations of the Partnership.

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

DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. During the three months ended March 31, 2008, we paid distributions to the limited and general partners totaling $1,188,000 ($27.00 per unit) and $412,000, respectively. During the three months ended March 31, 2007 we paid distributions to the limited and general partners totaling $1,144,000 ($26.00 per unit) and $397,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         As of the end of the fiscal quarter covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, Public Storage's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2008.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         The information set forth under the heading "Legal Matters" in Note 6 to the Partnership's March 31, 2008 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS
         ------------

         In addition to the other information in this Quarterly Report on Form 10-Q, you should consider the risks described below that we believe may be material to investors in evaluating the Partnership. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

o      adverse changes in tax, real estate and zoning laws and regulations; and

o      tenant and employment-related claims.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the three month period ended March 31, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         SOME  OF  OUR  REVENUES   INVOLVE   BUSINESSES   THAT  ARE  SUBJECT  TO
GOVERNMENTAL  REGULATION  WHICH  COULD  REDUCE  OUR  PROFITABILITY  OR LIMIT OUR
GROWTH.

         We receive revenues related to the offering of insurance products to our tenants. These products are offered through an affiliate of PS, which holds Limited Lines Self Storage Insurance Agent licenses from a number of individual state Departments of Insurance and are subject to state governmental regulation and supervision. This state governmental supervision could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide products and services, or subjecting our businesses to the possibility of regulatory actions or proceedings. The continued ability of this affiliate to maintain these Limited Lines Self Storage Insurance Agent licenses in the jurisdictions in which it is licensed depends on its compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents.

         In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, this affiliate may be precluded or temporarily suspended from carrying on some or all of these activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past. For the year ended December 31, 2007, revenues from our tenant reinsurance business represented approximately 1.5% of our 2007 revenues and 1.8% of revenues for the quarter ended March 31, 2008.

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

         INCREASES IN INTEREST RATES MAY ADVERSELY AFFECT THE PRICE OF OUR PARTNERSHIP UNITS.

         One of the factors that influence the market price of our partnership units is the annual rate of distributions that we pay on the securities, as compared with interest rates. An increase in interest rates may lead purchasers of partnership units to demand higher annual distribution rates, which could adversely affect the market price of our partnership units.

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




                                         DATED: May 15, 2008

                                         PUBLIC STORAGE PROPERTIES V, LTD.

                                         BY:  Public Storage
                                              General Partner

                                              BY:   /s/ John Reyes
                                                    -------------------------
                                                    John Reyes
                                                    Senior Vice President and
                                                    Chief Financial Officer

Exhibit No.                     Exhibit Index
----------      ----------------------------------------------


31.1            Rule 13a-14(a) Certification. Filed herewith.

31.2            Rule 13a-14(a) Certification. Filed herewith.

32              Section 1350 Certifications. Filed herewith.