Form 10-Q
period 2008-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2008-08-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2008.
                                    --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the transition period from ----------------- to -----------------.

     Commission File Number 0-9208
                            ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


              California                               95-3292068
     ----------------------------------------     ------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)

     701 Western Avenue, Glendale, California         91201-2349
     ----------------------------------------     --------------------- --------
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

The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at August 13, 2008: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                         Pages

PART I.  FINANCIAL INFORMATION (Item 3 not applicable)
         ---------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets at June 30, 2008
         and December 31, 2007                                               1

         Condensed Statements of Income
         for the Three and Six Months Ended June 30, 2008 and 2007           2

         Condensed Statement of Partners' Equity for the
         Six Months Ended June 30, 2008                                      3

         Condensed Statements of Cash Flows for the
         Six Months Ended June 30, 2008 and 2007                             4

         Notes to Condensed Financial Statements                         5 - 9

Item 2.  Management's  Discussion and Analysis of Financial Condition
         and Results of Operations                                     10 - 13

Item 4.  Controls and Procedures                                            14

PART II. OTHER INFORMATION (Items 2 - 5 not applicable)
         -----------------

Item 1.  Legal Proceedings                                                  15

Item 1A. Risk Factors                                                  15 - 18

Item 6.  Exhibits                                                           18

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 June 30,           December 31,
                                                                                   2008                 2007
                                                                             ------------------   ------------------
                                                                                (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                     $     1,080,000      $       718,000
Rent and other receivables                                                             49,000              121,000

Real estate facilities, at cost:
     Buildings and equipment                                                       19,218,000           19,045,000
     Land                                                                           4,484,000            4,484,000
                                                                             ------------------   ------------------
                                                                                   23,702,000           23,529,000

     Less accumulated depreciation                                                (17,677,000)         (17,501,000)
                                                                                    6,025,000            6,028,000
                                                                             ------------------   ------------------
Other assets                                                                          115,000              135,000
                                                                             ------------------   ------------------
Total assets                                                                  $     7,269,000      $     7,002,000
                                                                             ==================   ==================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                      $       398,000      $       260,000
Deferred revenue                                                                      201,000              236,000
                                                                             ------------------   ------------------
        Total liabilities                                                             599,000              496,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                           4,952,000            4,831,000
     General partners' equity                                                       1,718,000            1,675,000
                                                                             ------------------   ------------------
     Total partners' equity                                                         6,670,000            6,506,000
                                                                             ------------------   ------------------
Total liabilities and partners' equity                                        $     7,269,000      $     7,002,000
                                                                             ==================   ==================

                             See accompanying notes.
                                       1

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                     -------------------------------------   -----------------------------------
                                                            2008                 2007              2008               2007
                                                     ------------------    ---------------   ----------------   ----------------
REVENUES:

Rental income                                         $      2,596,000      $    2,545,000    $   5,139,000     $   5,059,000
Other income                                                    54,000              65,000          131,000           125,000
                                                     ------------------    ---------------   ----------------   ---------------
                                                             2,650,000           2,610,000        5,270,000         5,184,000
                                                     ------------------    ---------------   ----------------   ---------------
COSTS AND EXPENSES:

Cost of operations                                             681,000             651,000        1,353,000         1,336,000
Management fees paid to affiliates                             154,000             152,000          306,000           302,000
Depreciation                                                    93,000              87,000          176,000           175,000
Administrative                                                  43,000              44,000           71,000            71,000
                                                     ------------------    ---------------   ----------------   ---------------
                                                               971,000             934,000        1,906,000         1,884,000
                                                     ------------------    ---------------   ----------------   ---------------
NET INCOME                                            $      1,679,000       $   1,676,000    $   3,364,000     $   3,300,000
                                                     ==================    ===============   ================   ===============

Limited partners' share of net income                 $      1,266,000       $     807,000    $   2,538,000     $   2,034,000
General partners' share of net income                          413,000             869,000          826,000         1,266,000
                                                     ------------------    ---------------   ----------------   ---------------
                                                      $      1,679,000       $   1,676,000    $   3,364,000     $   3,300,000
                                                     ==================    ===============   ================   ===============

Limited partners' share of net income per unit
    (44,000 units outstanding)                        $          28.77    $          18.34    $       57.68     $       46.23
                                                     ==================    ===============   ================   ===============


                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                   Limited            General        Total Partners'
                                                  Partners'          Partners'           Equity
                                              ----------------   ----------------   ----------------
Balance at December 31, 2007                  $      4,831,000   $      1,675,000   $      6,506,000

Net income                                           2,538,000            826,000          3,364,000

Cash distributions                                  (2,376,000)          (824,000)        (3,200,000)

Equity transfer                                        (41,000)            41,000                  -
                                              ----------------   ----------------   ----------------
Balance at June 30, 2008                      $      4,952,000   $      1,718,000   $      6,670,000
                                              ================   ================   ================


                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               -------------------------------------
                                                                                   2008                 2007
                                                                               ----------------     ----------------
Cash flows from operating activities:

     Net income                                                                $    3,364,000       $    3,300,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 176,000              175,000
         Decrease in rent and other receivables                                        72,000                4,000
         Decrease in other assets                                                      20,000               15,000
         Increase in accounts payable and accrued liabilities                         138,000              143,000
         Decrease in deferred revenue                                                 (35,000)              (4,000)
              Total adjustments                                                       371,000              333,000
                                                                               ----------------     ----------------
              Net cash provided by operating activities                             3,735,000            3,633,000
                                                                               ----------------     ----------------
Cash flows from investing activities:

    Additions to real estate facilities                                              (173,000)            (105,000)
                                                                               ----------------     ----------------
              Net cash used in investing activities                                  (173,000)            (105,000)
                                                                               ----------------     ----------------
Cash flows from financing activities:

     Distributions paid to partners                                                (3,200,000)          (4,978,000)
                                                                               ----------------     ----------------
              Net cash used in financing activities                                (3,200,000)          (4,978,000)
                                                                               ----------------     ----------------
Net increase (decrease) in cash and cash equivalents                                  362,000           (1,450,000)

Cash and cash equivalents at beginning of the period                                  718,000            2,495,000
                                                                               ----------------     ----------------
Cash and cash equivalents at end of the period                                 $    1,080,000       $    1,045,000
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

     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

     Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at June 30, 2008.

     We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2008.

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

     Deferred Revenue:
     -----------------

     Deferred revenue totaling $201,000 at June 30, 2008 ($236,000 at December 31, 2007), consists of prepaid rents, which are recognized when earned.

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

     Recent Accounting Pronouncements and Guidance:
     ----------------------------------------------

     As of August 13, 2008, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2008, that would have a material impact upon reporting the operations or financial position of the Partnership.

     Segment Reporting:
     ------------------

     The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.   CASH DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During the three months ended June 30, 2008, we paid distributions to the limited and general partners totaling $1,188,000 ($27.00 per unit) and $412,000, respectively. During the six months ended June 30, 2008, we paid distributions to the limited and general partners totaling $2,376,000 ($54.00 per unit) and $824,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   RELATED PARTY TRANSACTIONS

     Management Agreements and Shared Expenses with Affiliates
     ---------------------------------------------------------

     The Partnership has a Management Agreement with PS pursuant to which PS operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PS operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the three months ended June 30, 2008 and 2007, the Partnership paid $154,000 and $152,000, respectively, pursuant to these Management Agreements. For the six months ended June 30, 2008 and 2007, the Partnership paid $306,000 and $302,000, respectively, pursuant to these Management Agreements.

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

     The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations on the accompanying condensed statements of income, amounted to $327,000 and $316,000 for the three months ended June 30, 2008 and 2007, respectively, and $611,000 and $621,000 for the six months ended June 30, 2008 and 2007, respectively.

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

     Captive Insurance Activities with PS
     ------------------------------------

     The Partnership has a 1.4% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the six months ended June 30, 2008.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     Other Activities with PS
     ------------------------

     PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $46,000 and $22,000 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, these fees were $92,000 and $44,000, respectively.

     A subsidiary of PS sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PS receives the revenues and bears the cost of the activities.

6.   COMMITMENTS AND CONTINGENCIES

     Legal Proceedings:
     ------------------

     Brinkley  v.  Public  Storage,  Inc. (filed  April  2005)  (Superior  Court
     ---------------------------------------------------------------------------
     of California - Los Angeles County)
     -----------------------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     IMPAIRMENT OF REAL ESTATE

     Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2008. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

     ACCRUALS FOR CONTINGENCIES

     We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's June 30, 2008 condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007:

     The Partnership's net income for the three months ended June 30, 2008 was $1,679,000 compared to $1,676,000 for the three months ended June 30, 2007, representing an increase of $3,000.

     Rental income for the three months ended June 30, 2008 was $2,596,000 compared to $2,545,000 for the three months ended June 30, 2007, representing an increase of $51,000 or 2.0%. The increase in rental income is attributable to the increase in annualized realized rent per square foot to $14.34 per occupied square foot for the three months ended June 30, 2008, compared to $13.99 per occupied square foot for the same period in 2007. This increase was mostly offset by a decrease in the weighted average occupancy level of 90.6% for the three months ended June 30, 2008 compared to 91.3% for the same period in 2007.

     Other income was $54,000 for the three months ended June 30, 2008, as compared to $65,000 for the three months ended June 30, 2007 representing a decrease of $11,000 or 16.9%. This decrease is attributable to lower interest income earned during the three months ended June 30, 2008 compared to the same period in 2007, due to lower average invested cash balances and lower interest rates, partially offset by increased access fee revenues.

     Cost of operations (including management fees paid to affiliates-see Note 5 to the Partnership's condensed financial statements) for the three months ended June 30, 2008 was $835,000 compared to $803,000 for the three months ended June 30, 2007, representing an increase of $32,000 or 4.0%. The increase in cost of operations was primarily due to increases in advertising and promotion, property taxes and utilities expenses, partially offset by decreases in data processing and insurance expenses.

     Depreciation expense was $93,000 and $87,000 for the three months ended June 30, 2008 and 2007, respectively.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007:

     The Partnership's net income for the six months ended June 30, 2008 was $3,364,000 compared to $3,300,000 for the six months ended June 30, 2007, representing an increase of $64,000 or 1.9%.

     Rental income for the six months ended June 30, 2008 was $5,139,000 compared to $5,059,000 for the six months ended June 30, 2007, representing an increase of $80,000 or 1.6%. The increase in rental income is attributable to the increase in annualized realized rent per square foot to $14.32 per occupied square foot for the six months ended June 30, 2008, compared to $14.01 per occupied square foot for the same period in 2007. This increase was mostly offset by a decrease in the weighted average occupancy levels of 89.7% for the six months ended June 30, 2008 compared to 90.3% for the same period in 2007.

     Other income was $131,000 for the six months ended June 30, 2008, as compared to $125,000 for the six months ended June 30, 2007 representing an increase of $6,000 or 4.8%. The increase is attributable to the increase in access fee revenues, partially offset by a decrease in interest income due to lower average invested cash balances and lower interest rates for the six months ended June 30, 2008 compared to the same period in 2007.

     Cost of operations (including management fees paid to affiliates-see Note 5 to the Partnership's condensed financial statements) for the six months ended June 30, 2008 was $1,659,000 compared to $1,638,000 for the six months ended June 30, 2007, representing an increase of $21,000 or 1.3%. The increase in cost of operations was primarily due to increases in advertising and promotion, payroll and property taxes expenses mostly offset by decreases in repairs and maintenance, data processing and professional fees expenses.

     Depreciation expense was $176,000 and $175,000 for the six months ended June 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($3,735,000 for the six months ended June 30, 2008) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $173,000 and $105,000 for the six months ended June 30, 2008 and 2007, respectively.

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

DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. During the three months ended June 30, 2008, we paid distributions to the limited and general partners totaling $1,188,000 ($27.00 per unit) and $412,000, respectively. During the six months ended June 30, 2008 we paid distributions to the limited and general partners totaling $2,376,000 ($54.00 per unit) and $824,000, respectively.
Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

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

     As of the end of the fiscal quarter covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, Public Storage's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2008.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The information set forth under the heading "Legal Matters" in Note 6 to the Partnership's June 30, 2008 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

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

     o    adverse  changes in tax, real estate and zoning laws and  regulations;
          and

     o    tenant and employment-related claims.

     There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the six month period ended June 30, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

     Property taxes can increase and cause a decline in cash flows and profitability. Each of our properties is subject to real property taxes. These taxes may increase in the future as property tax rates or assessed property values change, and any such rate or assessment changes could increase tax expense and adversely impact our cash flow and profitability. In particular, we believe the Partnership's nine California properties are assessed at amounts significantly lower than their current fair value, due primarily to long-standing statutory limits on annual increases to assessed values. There is a risk that these assessments could be increased to fair value in certain circumstances, such as i) changes in laws, regulations, or changes in interpretations thereof, or ii) changes in ownership of the Partnership's limited partner units or general partner units that could constitute a change in control (as that termed is defined by the applicable law) of the underlying properties.

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

     In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, this affiliate may be precluded or temporarily suspended from carrying on some or all of these activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past. For the year ended December 31, 2007, revenues from our tenant reinsurance business represented approximately 1.5% of our 2007 revenues and 1.8% of revenues for the three and six month periods ended June 30, 2008.

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

     WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SYSTEM SECURITY RISKS.

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




                                   DATED: August 13, 2008

                                   PUBLIC STORAGE PROPERTIES V, LTD.

                                   BY:  Public Storage
                                        General Partner

                                        BY:   /s/ John Reyes
                                              --------------
                                              John Reyes
                                              Senior Vice President and
                                              Chief Financial Officer

Exhibit No.                          Exhibit Index
-----------                          -------------

31.1 Rule 13a-14(a) Certification. Filed herewith.

31.2 Rule 13a-14(a) Certification. Filed herewith.

32   Section 1350 Certifications. Filed herewith.