Form 10-Q
period 2008-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2008-11-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2008.
                                    -------------------

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

The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at November 13, 2008: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                        Pages
PART I. FINANCIAL INFORMATION (Item 3 not applicable)
        ---------------------

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheets at September 30, 2008
        and December 31, 2007                                                1

        Condensed Statements of Income for the
        Three and Nine Months Ended September 30, 2008 and 2007              2

        Condensed Statement of Partners' Equity for the
        Nine Months Ended September 30, 2008                                 3

        Condensed Statements of Cash Flows for the
        Nine Months Ended September 30, 2008 and 2007                        4

        Notes to Condensed Financial Statements                         5 - 10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  11 - 14

Item 4. Controls and Procedures                                             15

PART II.OTHER INFORMATION (Items 2 - 5 not applicable)
        -----------------

Item 1. Legal Proceedings                                                   16

Item 1A.Risk Factors                                                   16 - 19

Item 6. Exhibits                                                            19

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                          September 30,        December 31,
                                                                              2008                 2007
                                                                         ---------------      ---------------
                                                                           (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                $     1,266,000      $       718,000
Rent and other receivables                                                        94,000              121,000
Real estate facilities, at cost:
     Buildings and equipment                                                  19,292,000           19,045,000
     Land                                                                      4,484,000            4,484,000
                                                                         ---------------      ---------------
                                                                              23,776,000           23,529,000
     Less accumulated depreciation                                           (17,784,000)         (17,501,000)
                                                                         ---------------      ---------------
                                                                               5,992,000            6,028,000
Other assets                                                                     127,000              135,000
                                                                         ---------------      ---------------
Total assets                                                             $     7,479,000      $     7,002,000
                                                                         ===============      ===============


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable and accrued liabilities                                 $       475,000      $       260,000
Deferred revenue                                                                 192,000              236,000
                                                                         ---------------      ---------------
        Total liabilities                                                        667,000              496,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                      5,058,000            4,831,000
     General partners' equity                                                  1,754,000            1,675,000
                                                                         ---------------      ---------------
     Total partners' equity                                                    6,812,000            6,506,000
                                                                         ---------------      ---------------
Total liabilities and partners' equity                                   $     7,479,000      $     7,002,000
                                                                         ===============      ===============


                             See accompanying notes.
                                        1

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30,                         September 30,
                                                        ---------------------------------     ---------------------------------
                                                            2008               2007               2008               2007
                                                        -------------       -------------      -------------     -------------
REVENUES:

Rental income                                           $   2,663,000       $   2,565,000      $   7,802,000     $   7,624,000
Other income                                                  161,000              42,000            292,000           167,000
                                                        -------------       -------------      -------------     -------------
                                                            2,824,000           2,607,000          8,094,000         7,791,000
                                                        -------------       -------------      -------------     -------------
COSTS AND EXPENSES:

Cost of operations                                            621,000             644,000          1,974,000         1,980,000
Management fees paid to affiliates                            159,000             153,000            465,000           455,000
Depreciation                                                  107,000              85,000            283,000           260,000
Administrative                                                 17,000              15,000             88,000            86,000
                                                        -------------       -------------      -------------     -------------
                                                              904,000             897,000          2,810,000         2,781,000
                                                        -------------       -------------      -------------     -------------
NET INCOME                                              $   1,920,000       $   1,710,000      $   5,284,000     $   5,010,000
                                                        =============       =============      =============     =============

Limited partners' share of net income                   $   1,461,000       $   1,254,000      $   3,999,000     $   3,288,000
General partners' share of net income                         459,000             456,000          1,285,000         1,722,000
                                                        -------------       -------------      -------------     -------------
                                                        $   1,920,000       $   1,710,000      $   5,284,000     $   5,010,000
                                                        =============       =============      =============     =============


Limited partners' share of net income per unit
    (44,000 units outstanding)                          $       33.20       $       28.50      $       90.89     $       74.73
                                                        =============       =============      =============     =============


                             See accompanying notes.
                                        2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                   Limited            General        Total Partners'
                                                  Partners'          Partners'           Equity
                                              ----------------   ----------------   ----------------

Balance at December 31, 2007                  $      4,831,000   $      1,675,000   $      6,506,000

Net income                                           3,999,000          1,285,000          5,284,000

Cash distributions                                  (3,696,000)        (1,282,000)        (4,978,000)

Equity transfer                                        (76,000)            76,000                  -
                                              ----------------   ----------------   ----------------
Balance at September 30, 2008                 $      5,058,000   $      1,754,000   $      6,812,000
                                              ================   ================   ================


                             See accompanying notes.
                                        3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                               -----------------------------------
                                                                                   2008                 2007
                                                                               --------------       --------------
Cash flows from operating activities:

     Net income                                                                $    5,284,000       $    5,010,000

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                 283,000              260,000
         Decrease in rent and other receivables                                        27,000               10,000
         Decrease in other assets                                                       8,000               15,000
         Increase in accounts payable and accrued liabilities                         215,000              147,000
         Decrease in deferred revenue                                                 (44,000)             (48,000)
                                                                               --------------       --------------
              Total adjustments                                                       489,000              384,000
                                                                               --------------       --------------
              Net cash provided by operating activities                             5,773,000            5,394,000
                                                                               --------------       --------------
Cash flows from investing activities:

    Additions to real estate facilities                                              (247,000)            (158,000)
                                                                               --------------       --------------
              Net cash used in investing activities                                  (247,000)            (158,000)
                                                                               --------------       --------------
Cash flows from financing activities:

     Distributions paid to partners                                                (4,978,000)          (6,756,000)
                                                                               --------------       --------------
              Net cash used in financing activities                                (4,978,000)          (6,756,000)
                                                                               --------------       --------------
Net increase (decrease) in cash and cash equivalents                                  548,000           (1,520,000)

Cash and cash equivalents at beginning of the period                                  718,000            2,495,000
                                                                               --------------       --------------
Cash and cash equivalents at end of the period                                 $    1,266,000       $      975,000
                                                                               ==============       ==============


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

     Use  of Estimates:
     ------------------

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

     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

          Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at September 30, 2008.

          We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's estimated fair value. Our evaluations have identified no such impairments at September 30, 2008.

          Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

     Accounting for Casualty Losses:
     -------------------------------

          Our policy is to record casualty losses or gains in the period the casualty occurs equal to the difference between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied.

     Deferred Revenue:
     -----------------

          Deferred revenue totaling $192,000 at September 30, 2008 ($236,000 at December 31, 2007), consists of prepaid rents, which are recognized when earned.

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

     Recent Accounting Pronouncements and Guidance:
     ----------------------------------------------

          As of November 13, 2008, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2008, that would have a material impact upon reporting the operations or financial position of the Partnership.

     Segment Reporting:
     ------------------

          The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.   CASH DISTRIBUTIONS

          The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During the three months ended September 30, 2008, we paid distributions to the limited and general partners totaling $1,320,000 ($30.00 per unit) and $458,000, respectively. During the nine months ended September 30, 2008, we paid distributions to the limited and general
     partners   totaling   $3,696,000   ($84.00   per  unit)   and   $1,282,000,
     respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   RELATED PARTY TRANSACTIONS

     Management Agreements and Shared Expenses with Affiliates
     ---------------------------------------------------------

          The Partnership has a Management Agreement with PS pursuant to which PS operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business parks are managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract. PSBP, an affiliate of PS operates the Partnership's business parks for a fee equal to 5% of the facilities gross income. For the three months ended September 30, 2008 and 2007, the Partnership paid $159,000 and $153,000, respectively, pursuant to these Management Agreements. For the nine months ended September 30, 2008 and 2007, the Partnership paid $465,000 and $455,000, respectively, pursuant to these Management Agreements.

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

          The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations on the accompanying condensed statements of income, amounted to $230,000 and $240,000 for the three months ended September 30, 2008 and 2007, respectively, and $841,000 and $861,000 for the nine months ended September 30, 2008 and 2007, respectively.

     Ownership Interest by the General Partners
     ------------------------------------------

          In addition to the general partnership interests outlined in Note 4, PS owns 14,609 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

          Hughes and members of his family (the "Hughes Family") own 4,983 Units. Hughes owns 4,852 Units, as to which Hughes has sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owns 131 Units as to which Tamara Hughes Gustavson has sole voting and dispositive power; PS has an option to acquire these 131 Units. PS intends to exercise its option to acquire these Units before the end of 2008.

          In addition, there are 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS' management and related individuals own approximately 6%.

     Captive Insurance Activities with PS
     ------------------------------------

          The  Partnership  has a 1.4%  ownership  interest  in  STOR-Re  Mutual
     Insurance  Corporation  ("STOR-Re"),   which  was  formed  in  1994  as  an
     association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the nine months ended September 30, 2008.

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

     Other Activities with PS
     ------------------------

          PS owns PS Insurance Company - Hawaii, Ltd. ("PSIC"), a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. PSIC receives the premiums and bears the risks associated with the re-insurance. The Partnership receives a fee (an "Access Fee") from PSIC in return for providing access to the tenants for the placement of insurance policies. This Access Fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these Access Fees are $151,000 and $22,000 for the three months ended September 30, 2008 and 2007, respectively, and $243,000 and $66,000 for the nine months ended September 30, 2008 and 2007, respectively. Such Access Fees for the three and nine months ended September 30, 2008 include additional Access Fees paid by PSIC totaling $52,000 for amounts earned in the year ended December 31, 2007, and $35,000 for amounts earned in the six months ended June 30, 2008. These additional Access Fees were paid in the three months ended September 30, 2008 as a result of a change in PSIC's accounting estimates which determine such fees.

          A subsidiary of PS sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PS receives the revenues and bears the cost of the activities.

6.   COMMITMENTS AND CONTINGENCIES

     Legal Proceedings:
     ------------------

     Brinkley v. Public  Storage,  Inc.  (filed April 2005)  (Superior  Court of
     ---------------------------------------------------------------------------
     California - Los Angeles County)
     --------------------------------

          The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted the PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. On October 28, 2008, the Court of Appeals sustained the trial court's ruling.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     IMPAIRMENT OF REAL ESTATE

     Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at September 30, 2008. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

     ACCRUALS FOR CONTINGENCIES

     We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's September 30, 2008 condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007:

     The Partnership's net income for the three months ended September 30, 2008 was $1,920,000 compared to $1,710,000 for the three months ended September 30, 2007, representing an increase of $210,000 or 12.3%.

     Rental income for the three months ended September 30, 2008 was $2,663,000 compared to $2,565,000 for the three months ended September 30, 2007, representing an increase of $98,000 or 3.8%. The increase in rental income is attributable to the increase in annualized realized rent per square foot to $14.73 per occupied square foot for the three months ended September 30, 2008, compared to $14.36 per occupied square foot for the same period in 2007. The weighted average occupancy level increased slightly to 90.2% for the three months ended September 30, 2008 from 89.5% for the same period in 2007.

     Other income was $161,000 for the three months ended September 30, 2008, as compared to $42,000 for the same period in 2007. Included in other income for the three months ended September 30, 2008 are additional access fees paid by PS Insurance Company - Hawaii, Ltd. ("PSIC"), a corporation owned by PS (described more fully in Note 5 to the Partnership's September 30, 2008 condensed financial statements), Included in other income on our accompanying statements of income for these access fees are $151,000 and $22,000 for the three months ended September 30, 2008 and 2007, respectively, and $243,000 and $66,000 for the nine months ended September 30, 2008 and 2007, respectively. Such access fees for the three and nine months ended September 30, 2008 include additional access fees paid by PSIC totaling $52,000 for amounts earned in the year ended December 31, 2007, and $35,000 for amounts earned in the six months ended June 30, 2008. These additional access fees were paid in the three months ended September 30, 2008 as a result of a change in PSIC's accounting estimates which determine such fees.

     Cost of operations (including management fees paid to affiliates-see Note 5 to the Partnership's condensed financial statements) for the three months ended September 30, 2008 was $780,000 compared to $797,000 for the three months ended September 30, 2007, representing a decrease of $17,000 or 2.1%. For the three months ended September 30, 2008, advertising and promotion expenses decreased by $15,000 or 18.1% compared to the same period in 2007. This decrease is due to a significant reduction in television advertising as compared to the same period in 2007. Professional fees and insurance expenses also decreased significantly in the three months ended September 30, 2008 compared to the same period in 2007. The decreases in advertising and promotion, professional fees and insurance expenses were partially offset by increases in payroll, utilities and repairs and maintenance expenses.

     Depreciation expense was $107,000 and $85,000 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $22,000 or 25.9%.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007:

     The Partnership's net income for the nine months ended September 30, 2008 was $5,284,000 compared to $5,010,000 for the nine months ended September 30, 2007, representing an increase of $274,000 or 5.5%.

     Rental income for the nine months ended September 30, 2008 was $7,802,000 compared to $7,624,000 for the nine months ended September 30, 2007, representing an increase of $178,000 or 2.3%. The increase in rental income is attributable to the increase in annualized realized rent per square foot to $14.46 per occupied square foot for the nine months ended September 30, 2008, compared to $14.13 per occupied square foot for the same period in 2007. This increase was partially offset by a slight decrease in the weighted average occupancy levels of 89.9% for the nine months ended September 30, 2008 compared to 90.0% for the same period in 2007.

     Other income was $292,000 for the nine months ended September 30, 2008, as compared to $167,000 for the same period in 2007. Included in other income for the nine months ended September 30, 2008 are additional access fees paid by PSIC totaling $52,000 for amounts earned in the year ended December 31, 2007, and $35,000 for amounts earned in the six months ended June 30, 2008, as noted above.

     Cost of operations (including management fees paid to affiliates-see Note 5 to the Partnership's condensed financial statements) for the nine months ended September 30, 2008 was $2,439,000 compared to $2,435,000 for the nine months ended September 30, 2007, representing an increase of $4,000 or 0.2%. The increase in cost of operations reflects increases in advertising and promotion, payroll and property tax expenses offset by decreases in repairs and maintenance, professional fees and insurance expenses.

     Depreciation expense was $283,000 and $260,000 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $23,000 or 8.8%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($5,773,000 for the nine months ended September 30, 2008) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $247,000 and $158,000 for the nine months ended September 30, 2008 and 2007, respectively.

     The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners. As of September 30, 2008, the Partnership has no debt and none of the Partnership's self-storage facilities are encumbered.

DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. During the three months ended September 30, 2008, we paid distributions to the limited and general partners totaling $1,320,000 ($30.00 per unit) and $458,000, respectively. During the nine months ended September 30, 2008 we paid distributions to the limited and general partners totaling $3,696,000 ($84.00 per unit) and $1,282,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

     As of the end of the fiscal quarter covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, Public Storage's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2008.

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------

     The information set forth under the heading "Legal Matters" in Note 6 to the Partnership's September 30, 2008 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

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

o    adverse changes in tax, real estate and zoning laws and regulations; and

o    tenant and employment-related claims.

     There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the nine month period ended September 30, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

     SOME OF OUR REVENUES INVOLVE BUSINESSES THAT ARE SUBJECT TO GOVERNMENTAL REGULATION WHICH COULD REDUCE OUR PROFITABILITY OR LIMIT OUR GROWTH.

     We receive  revenues  related to the offering of insurance  products to our tenants. These products are offered through an affiliate of PS, which holds Limited Lines Self Storage Insurance Agent licenses from a number of individual state Departments of Insurance and are subject to state governmental regulation and supervision. This state governmental supervision could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide products and services, or subjecting our businesses to the possibility of regulatory actions or proceedings. The continued ability of this affiliate to maintain these Limited Lines Self Storage Insurance Agent licenses in the jurisdictions in which it is licensed depends on its compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments may investigate insurance activities.

     In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, this affiliate may be precluded or temporarily suspended from carrying on some or all of these activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past. For the year ended December 31, 2007, revenues from our tenant reinsurance business represented approximately 1.5% of our 2007 revenues. For the three and nine months ended September 30, 2009, revenues from our tenant reinsurance business represented approximately 5.3% and 3.0% of revenues, respectively.

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




                                     DATED: November 13, 2008

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