Form 10-Q
period 2009-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2009-05-14
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                 [ ] Yes [ ] No

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

                                 [ ] Yes [X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at May 13, 2009: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                         Pages
PART I.  FINANCIAL INFORMATION (Item 3 not applicable)
         ---------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets at March 31, 2009
         and December 31, 2008                                               1

         Condensed Statements of Income for the
         Three Months Ended March 31, 2009 and 2008                          2

         Condensed Statement of Partners' Equity for the
         Three Months Ended March 31, 2009                                   3

         Condensed Statements of Cash Flows for the
         Three Months Ended March 31, 2009 and 2008                          4

         Notes to Condensed Financial Statements                        5 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11 - 14

Item 4.  Controls and Procedures                                            15

PART II. OTHER INFORMATION (Items 2 - 5 not applicable)
         -----------------

Item 1.  Legal Proceedings                                                  16

Item 1A. Risk Factors                                                       16

Item 6.  Exhibits                                                           16

                        PUBLIC STORAGE PROPERTIES V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                      March 31,        December 31,
                                                                        2009              2008
                                                                   --------------     --------------
                                                                     (Unaudited)
                                     ASSETS

Cash and cash equivalents                                          $     951,000      $  1,002,000
Rent and other receivables                                                54,000            56,000

Real estate facilities, at cost:
     Buildings and equipment                                          19,661,000        19,410,000
     Land                                                              4,484,000         4,484,000
                                                                   --------------     --------------
                                                                      24,145,000        23,894,000

     Less accumulated depreciation                                   (17,962,000)      (17,867,000)
                                                                   --------------     --------------
                                                                       6,183,000         6,027,000

Other assets                                                             107,000           110,000
                                                                   --------------     --------------
Total assets                                                       $   7,295,000      $  7,195,000
                                                                   ==============     ==============

                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                           $     388,000      $    238,000
Deferred revenue                                                         216,000           205,000
                                                                   --------------     --------------
        Total liabilities                                                604,000           443,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                              4,968,000         5,013,000
     General partners' equity                                          1,723,000         1,739,000
                                                                   --------------     --------------
     Total partners' equity                                            6,691,000         6,752,000
                                                                   --------------     --------------
Total liabilities and partners' equity                             $   7,295,000      $  7,195,000
                                                                   ==============     ==============

                            See accompanying notes.
                                       1

                        PUBLIC STORAGE PROPERTIES V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                   -----------------------------
                                                        2009            2008
                                                   -------------   -------------
REVENUES:

Rental income                                       $ 2,488,000     $ 2,543,000
Other income                                             64,000          77,000
                                                   -------------   -------------
                                                      2,552,000       2,620,000
                                                   -------------   -------------
COSTS AND EXPENSES:

Cost of operations                                      684,000         672,000
Management fees paid to affiliates                      148,000         152,000
Depreciation                                             95,000          83,000
Administrative                                           27,000          28,000
                                                   -------------   -------------
                                                        954,000         935,000
                                                   -------------   -------------
NET INCOME                                          $ 1,598,000     $ 1,685,000
                                                   =============   =============

Limited partners' share of net income               $ 1,171,000     $ 1,272,000
General partners' share of net income                   427,000         413,000
                                                   -------------   -------------
                                                    $ 1,598,000     $ 1,685,000
                                                   =============   =============

Limited partners' share of net income per unit
    (44,000 units outstanding)                      $     26.61     $     28.91
                                                   =============   =============

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                   Limited        General    Total Partners'
                                  Partners'      Partners'       Equity
                                -------------  ------------- ---------------
Balance at December 31, 2008    $  5,013,000   $  1,739,000   $  6,752,000

Net income                         1,171,000        427,000      1,598,000

Cash distributions                (1,232,000)      (427,000)    (1,659,000)

Equity transfer                       16,000        (16,000)             -
                                -------------  ------------- ---------------
Balance at March 31, 2009       $  4,968,000   $  1,723,000   $  6,691,000
                                =============  ============= ===============

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PROPERTIES V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                      --------------------------------
                                                                          2009               2008
                                                                      -------------     --------------
Cash flows from operating activities:
     Net income                                                        $ 1,598,000       $  1,685,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                       95,000             83,000
         Decrease in rent and other receivables                              2,000             74,000
         Decrease in other assets                                            3,000             16,000
         Increase in accounts payable and accrued liabilities              150,000             23,000
         Increase (decrease) in deferred revenue                            11,000             (8,000)
                                                                      -------------     --------------
              Total adjustments                                            261,000            188,000
                                                                      -------------     --------------
              Net cash provided by operating activities                  1,859,000          1,873,000
                                                                      -------------     --------------
Cash flows from investing activities:

    Additions to real estate facilities                                   (251,000)           (26,000)
                                                                      -------------     --------------
              Net cash used in investing activities                       (251,000)           (26,000)
                                                                      -------------     --------------
Cash flows from financing activities:

     Distributions paid to partners                                     (1,659,000)        (1,600,000)
                                                                      -------------     --------------
              Net cash used in financing activities                     (1,659,000)        (1,600,000)
                                                                      -------------     --------------
Net (decrease) increase in cash and cash equivalents                       (51,000)           247,000

Cash and cash equivalents at the beginning of the period                 1,002,000            718,000
                                                                      -------------     --------------
Cash and cash equivalents at the end of the period                     $   951,000       $    965,000
                                                                      =============     ==============

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

                  The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on the same basis as our audited annual financial statements and, in our opinion reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited financial statements and notes thereto as of December 31, 2008, are adequate to make the information presented not misleading.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At March 31, 2009, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the related carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2009.

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

         Deferred Revenue:
         -----------------

                  Deferred revenue totaling $216,000 at March 31, 2009 ($205,000 at December 31, 2008), consists of prepaid rents, which are recognized as rental income when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of May 14, 2009, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to March 31, 2009, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly. During the three months ended March 31, 2009, we paid distributions to the limited and general partners totaling $1,232,000 ($28.00 per unit) and $427,000, respectively. During the three months ended March 31, 2008, we paid distributions to the limited and general partners totaling $1,188,000 ($27.00 per unit) and $412,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a management agreement (the "Management Agreement") with PS pursuant to which PS operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business park is managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract, (the "PSBP Management Agreement"). The PSBP Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause. PSBP, an affiliate of PS operates the Partnership's business park for a fee equal to 5% of the facility's gross income. For the three months ended March 31, 2009 and 2008, the Partnership paid $148,000 and $152,000, respectively, pursuant to these Management Agreements.

                  The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS. The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations on our accompanying condensed statements of income, amounted to $303,000 and $284,000 for the three months ended March 31, 2009 and 2008, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

                  In addition to the general  partnership  interests outlined in
         Note 4, PS owns 14,740 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

                  At December 31, 2008, Hughes and members of his family (the "Hughes Family") owned 4,983 Units. Hughes owned 4,852 Units, as to which Hughes had sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owned 131 Units as to which Tamara Hughes Gustavson had sole voting and dispositive power. On January 1, 2009, PS exercised its option to acquire the 131 Units held by Tamara Hughes Gustavson for a cost of approximately $60,000. At March 31, 2009, Hughes owns 4,852 Units.

                  In addition, there are 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

         Captive Insurance Activities with PS
         ------------------------------------

                  The Partnership has a 1.5% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the three months ended March 31, 2009.

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

         Other Activities with PS
         ------------------------

                  PS Insurance Company - Hawaii, Ltd. ("PSIC") owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. PSIC receives the premiums and bears the risks associated with the re-insurance. The Partnership receives a fee (an "Access Fee") from PSIC in return for providing tenant listings. This Access Fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these Access Fees are $60,000 and $46,000 for the three months ended March 31, 2009 and 2008, respectively.

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

         Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Properties V, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 and in our other filings with the Securities and Exchange Commission ("SEC"). These risks include, among others, the following:

o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, real estate and zoning laws and regulations, and the impact of natural disasters;

o risks associated with downturns in the local economies in the markets in which we operate, including risks related to the current global fiscal crisis;

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. The notes to the Partnership's March 31, 2009 condensed financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed financial statements and related disclosures.

         Management believes the following are critical accounting policies the application of which has a material impact on the Partnership's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         IMPAIRMENT OF REAL ESTATE: Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at March 31, 2009. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on the Partnership's financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's March 31, 2009 condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008:

         The Partnership's net income for the three months ended March 31, 2009 was $1,598,000, as compared to $1,678,000 for the same period in 2008, representing a decrease of $80,000 or 4.8%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $75,000 or 4.6% from $1,636,000 for the three months ended March 31, 2008 to $1,561,000 for the three months ended March 31, 2009.

         Rental income for the three months ended March, 31, 2009 was $2,488,000, as compared to $2,543,000 for the three months ended March 31, 2008, representing a decrease of $55,000 or 2.2%. The decrease in rental income is attributable to the decrease in the weighted average occupancy levels of 86.9% for the three months ended March 31, 2009, as compared to 88.8% for the same period in 2008. This decrease was partially offset by a slight increase in realized rent per square foot to $14.31 per occupied square foot for the three months ended March 31, 2009, as compared to $14.29 per occupied square foot for the three months ended March 31, 2008.

         We believe that demand for self-storage space has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. It is unclear to us how much we have been negatively impacted by these factors, and how much these factors may impact us going forward.

         Other income was $64,000 for the three months ended March 31, 2009, as compared to $77,000 for the three months ended March 31, 2008, representing a decrease of $13,000 or 16.9%. Included in other income are access fees paid by PS Insurance Company - Hawaii, Ltd. ("PSICH"), a corporation owned by PS
(described more fully in Note 5 to the Partnership's March 31, 2009 condensed financial statements), totaling $60,000 and $67,000 for the three months ended March 31, 2009 and 2008, respectively. Included in other income for the three months ended March 31, 2008 are access fees totaling $21,000, which represent changes in accounting estimates recorded in 2008 with respect to fees that were earned in 2007. Additional similar adjustments were made in later periods in 2008 as the 2007 fees continued to be evaluated. Amounts recorded in the three months ended March 31, 2009 reflect the current ongoing level of access fees based upon current activity levels. Other income for the three months ended March 31, 2009 as compared to the same period in 2008 reflects a decline in interest income on cash balances. While the Partnership had higher average cash balances, interest rates were significantly lower in the three months ended March 31, 2009 as compared to the same period in 2008. The Partnership has $951,000 in cash on hand at March 31, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership's March 31, 2009 condensed financial statements) for the three months ended March 31, 2009 was $832,000 compared to $824,000 for the three months ended March 31, 2008, representing an increase of $8,000, as increases in advertising and promotion, property tax and payroll expenses, were mostly offset by reductions in eviction costs, insurance, management overhead costs and office expenses.

         Depreciation expense was $95,000 and $83,000 for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $12,000 or 14.6%. The increase in depreciation expense is primarily related to additional capital improvements on the buildings for the Partnership's self-storage facilities.

         Administrative expense was $27,000 and $28,000 for the three months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($1,859,000 for the three months ended March 31, 2009) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $251,000 and $26,000 in the three months ended March 31, 2009 and 2008, respectively. Capital improvements are budgeted at $382,000 for the year ending December 31, 2009.

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

DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,232,000 ($28.00 per unit) and $427,000, respectively, for the three months ended March 31, 2009. We paid distributions to the limited and general partners totaling $1,188,000 ($27.00 per unit) and $412,000, respectively, for the three months ended March 31, 2008. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The information set forth under the heading "Legal Proceedings" in Note 6 to the Partnership's March 31, 2009 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS

         As of March 31, 2009, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage Properties V, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008.

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




                                            DATED: May 14, 2009

                                            PUBLIC STORAGE PROPERTIES V, LTD.

                                            BY:  Public Storage
                                                 General Partner

                                                 BY:   /s/ John Reyes
                                                       -------------------------
                                                       John Reyes
                                                       Senior Vice President and
                                                       Chief Financial Officer

Exhibit No.                      Exhibit Index
-----------   ----------------------------------------------

31.1          Rule 13a-14(a) Certification.  Filed herewith.

31.2          Rule 13a-14(a) Certification.  Filed herewith.

32            Section 1350 Certifications.  Filed herewith.