Form 10-Q
period 2009-06-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2009-08-13
CIK 277925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
                               -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number: 0-9208
                        ------

                        PUBLIC STORAGE PROPERTIES V, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


                 California                                 95-3292068
-----------------------------------------------    ---------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

  701 Western Avenue, Glendale, California                 91201-2349
-----------------------------------------------    ---------------------------
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

                      [ ] Yes             [X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit. Number of units outstanding at August 13, 2009: 44,000.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                                      INDEX


                                                                        Pages
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at June 30, 2009
              and December 31, 2008                                         1

              Condensed Statements of Income for the
              Three and Six Months Ended June 30, 2009 and 2008             2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2009                                3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2009 and 2008                       4

              Notes to Condensed Financial Statements                  5 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           11 - 15

Item 4.       Controls and Procedures                                      16

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                            17

Item 1A.      Risk Factors                                                 17

Item 6.       Exhibits                                                     17

                                         PUBLIC STORAGE PROPERTIES V, LTD.
                                            CONDENSED BALANCE SHEETS


                                                                                 June 30,           December 31,
                                                                                   2009                 2008
                                                                              ---------------      ---------------
                                                                                (Unaudited)
                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                     $     1,006,000      $     1,002,000
Rent and other receivables                                                             59,000               56,000

Real estate facilities, at cost:
     Buildings and equipment                                                       19,974,000           19,410,000
     Land                                                                           4,484,000            4,484,000
                                                                              ---------------      ---------------
                                                                                   24,458,000           23,894,000

     Less accumulated depreciation                                                (18,078,000)         (17,867,000)
                                                                              ---------------      ---------------
                                                                                    6,380,000            6,027,000

Other assets                                                                           95,000              110,000
                                                                              ---------------      ---------------
Total assets                                                                  $     7,540,000      $     7,195,000
                                                                              ===============      ===============


                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------


Accounts payable and accrued liabilities                                      $       332,000      $       238,000
Deferred revenue                                                                      195,000              205,000
                                                                              ---------------      ---------------
        Total liabilities                                                             527,000              443,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 44,000 units
       authorized, issued and outstanding                                           5,207,000            5,013,000
     General partners' equity                                                       1,806,000            1,739,000
                                                                              ---------------      ---------------
     Total partners' equity                                                         7,013,000            6,752,000
                                                                              ---------------      ---------------
Total liabilities and partners' equity                                        $     7,540,000      $     7,195,000
                                                                              ===============      ===============


                                           See accompanying notes.
                                                      1

                                           PUBLIC STORAGE PROPERTIES V, LTD.
                                           CONDENSED STATEMENTS OF INCOME
                                                    (UNAUDITED)



                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                        ----------------------------------     ---------------------------------
                                                            2009               2008               2009                2008
                                                        --------------      --------------     --------------     --------------
REVENUES:

Rental income                                           $   2,464,000       $   2,596,000      $   4,952,000      $   5,139,000
Other income                                                   65,000              54,000            129,000            131,000
                                                        --------------      --------------     --------------     --------------
                                                            2,529,000           2,650,000          5,081,000          5,270,000
                                                        --------------      --------------     --------------     --------------
COSTS AND EXPENSES:

Cost of operations                                            654,000             681,000          1,338,000          1,353,000
Management fees paid to affiliates                            147,000             154,000            295,000            306,000
Depreciation                                                  116,000              93,000            211,000            176,000
Administrative                                                 45,000              43,000             72,000             71,000
                                                        --------------      --------------     --------------     --------------
                                                              962,000             971,000          1,916,000          1,906,000
                                                        --------------      --------------     --------------     --------------
NET INCOME                                              $   1,567,000       $   1,679,000      $   3,165,000      $   3,364,000
                                                        =============       =============      =============      =============

Limited partners' share of net income                   $   1,244,000       $   1,266,000      $   2,415,000      $   2,538,000
General partners' share of net income                         323,000             413,000            750,000            826,000
                                                        --------------      --------------     --------------     --------------
                                                        $   1,567,000       $   1,679,000      $   3,165,000      $   3,364,000
                                                        =============       =============      =============      =============


Limited partners' share of net income per unit
    (44,000 units outstanding)                          $      28.27        $      28.77       $      54.89       $      57.68
                                                        =============       =============      =============      =============


                                              See accompanying notes.

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                        Limited            General        Total Partners'
                                       Partners'          Partners'           Equity
                                   ----------------   ----------------   ----------------

Balance at December 31, 2008       $      5,013,000   $      1,739,000   $      6,752,000

Net income                                2,415,000            750,000          3,165,000

Cash distributions                       (2,156,000)          (748,000)        (2,904,000)

Equity transfer                             (65,000)            65,000                  -
                                   ----------------   ----------------   ----------------
Balance at June 30, 2009           $      5,207,000   $      1,806,000   $      7,013,000
                                   ================   ================   ================


                            See accompanying notes.
                                        3

                                         PUBLIC STORAGE PROPERTIES V, LTD.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               --------------------------------------
                                                                                     2009                 2008
                                                                               -----------------    -----------------
Cash flows from operating activities:

     Net income                                                                $    3,165,000       $    3,364,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 211,000              176,000
         (Increase) decrease in rent and other receivables                             (3,000)              72,000
         Decrease in other assets                                                      15,000               20,000
         Increase in accounts payable and accrued liabilities                          94,000              138,000
         Decrease in deferred revenue                                                 (10,000)             (35,000)
                                                                               ---------------      ---------------
              Total adjustments                                                       307,000              371,000
                                                                               ---------------      ---------------
              Net cash provided by operating activities                             3,472,000            3,735,000
                                                                               ---------------      ---------------
Cash flows from investing activities:

    Additions to real estate facilities                                              (564,000)            (173,000)
                                                                               ---------------      ---------------
              Net cash used in investing activities                                  (564,000)            (173,000)
                                                                               ---------------      ---------------
Cash flows from financing activities:

     Distributions paid to partners                                                (2,904,000)          (3,200,000)
                                                                               ---------------      ---------------
              Net cash used in financing activities                                (2,904,000)          (3,200,000)
                                                                               ---------------      ---------------
Net increase in cash and cash equivalents                                               4,000              362,000

Cash and cash equivalents at the beginning of the period                            1,002,000              718,000
                                                                               ---------------      ---------------
Cash and cash equivalents at the end of the period                             $    1,006,000       $    1,080,000
                                                                               ===============      ===============


                                       See accompanying notes.
                                                 4

                        PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

     The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on the same basis as our audited annual financial statements and, in our opinion reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited financial statements and notes thereto as of December 31, 2008, are adequate to make the information presented not misleading. The Partnership has evaluated subsequent events through August 13, 2009, which represents the filing date of this Form 10-Q with the SEC. As of August 13, 2009, there were no subsequent events which required recognition or disclosure.

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

     Cost of operations, general and administrative expense, as well as television, yellow page and other advertising expenditures are expensed as incurred. Casualty losses or gains are recognized in the period the casualty occurs, based upon the differential between the book value of assets destroyed, and estimated insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts.

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

     Financial Instruments:
     ----------------------

     The Partnership has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

     For purposes of financial statement presentation, the Partnership considers all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating in excess of AAA by Standard and Poor's, or investment grade short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

     Due to the short period to maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, the Partnership believes the carrying values as presented on the condensed balance sheets are reasonable estimates of fair value.

     Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents as well as rent and other receivables.

     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

     Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At June 30, 2009, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

     We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment, and when any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the related carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2009.

     Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Deferred Revenue:
     -----------------

     Deferred revenue totaling $195,000 at June 30, 2009 ($205,000 at December 31, 2008), consists of prepaid rents, which are recognized as rental income when earned.

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

     Recent Accounting Pronouncements and Guidance:
     ----------------------------------------------

     As of August 13, 2009, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2009, that would have a material impact upon reporting the operations or financial position of the Partnership.

     Segment Reporting:
     ------------------

     The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.   CASH DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly. During the three months ended June 30, 2009, we paid distributions to the limited and general partners totaling $924,000 ($21.00 per unit) and $321,000, respectively, as compared to $1,188,000 ($27.00 per unit) and $412,000, respectively, for the same period in 2008. During the six months ended June 30, 2009, we paid distributions to the limited and general partners totaling $2,156,000 ($49.00 per unit) and $748,000, respectively, as compared to $2,376,000 ($54.00 per unit) and $824,000, respectively, for the same period in 2008. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and other obligations.

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

5.   RELATED PARTY TRANSACTIONS

     Management Agreements and Shared Expenses with Affiliates
     ---------------------------------------------------------

     The Partnership has a management agreement (the "Management Agreement") with PS pursuant to which PS operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). The Partnership's business park is managed by PS Business Parks, L.P. ("PSBP") pursuant to a management contract, (the "PSBP Management Agreement"). The PSBP Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause. PSBP, an affiliate of PS operates the Partnership's business park for a fee equal to 5% of the facility's gross income. For the three and six months ended June 30, 2009, the Partnership paid $147,000 and $295,000, respectively, and $154,000 and $306,000 for the same periods in 2008, respectively, pursuant to these Management Agreements.

     The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS. The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, which are included in cost of operations on our accompanying condensed statements of income, amounted to $298,000 and $327,000 for the three months ended June 30, 2009 and 2008, respectively, and $601,000 and $611,000 for the six months ended June 30, 2009 and 2008, respectively.

     Ownership Interest by the General Partners
     ------------------------------------------

     In addition to the general partnership interests outlined in Note 4, PS owns 14,740 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

     At December 31, 2008, Hughes and members of his family (the "Hughes Family") owned 4,983 Units. Hughes owned 4,852 Units, as to which Hughes had sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owned 131 Units as to which Tamara Hughes Gustavson had sole voting and dispositive power. On January 1, 2009, PS exercised its option to acquire the 131 Units held by Tamara Hughes Gustavson for a cost of approximately $60,000. At June 30, 2009, Hughes owns 4,852 Units.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Captive Insurance Activities with PS
     ------------------------------------

     The Partnership has a 1.5% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the six months ended June 30, 2009 or 2008.

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

     Other Activities with PS
     ------------------------

     PS Insurance Company - Hawaii, Ltd. ("PSICH") owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. PSICH receives the premiums and bears the risks associated with the re-insurance. The Partnership receives a fee (an "Access Fee") from PSICH in return for providing tenant listings. This Access Fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these Access Fees are $60,000 and $46,000 for the three months ended June 30, 2009 and 2008, respectively, and $121,000 and $92,000 for the six months ended June 30, 2009 and 2008, respectively.

     A subsidiary of PS sells locks and boxes to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PS receives the revenues and bears the cost of the activities.

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

                       PUBLIC STORAGE PROPERTIES V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     FORWARD LOOKING STATEMENTS: This document contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties V, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

     Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Properties V, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 and in our other filings with the Securities and Exchange Commission ("SEC"). These risks include, among others, the following:

     o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, including property tax, real estate and zoning laws and regulations, and the impact of natural disasters;

     o risks associated with downturns in the local economies in the markets in which we operate, including risks related to current economic conditions;

     o the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

     o the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters, and risks related to the impact of new laws and regulations;

     o disruptions or shutdowns of our automated processes and systems or breaches of our data security; and

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. The notes to the Partnership's June 30, 2009 condensed financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed financial statements and related disclosures.

     Management believes the following are critical accounting policies the application of which has a material impact on the Partnership's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

     IMPAIRMENT OF REAL ESTATE: Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2009. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on the Partnership's financial condition and results of operations.

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

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's June 30, 2009 condensed financial statements.

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

     We will continue to focus our growth strategies on improving the operating performance of our existing self-storage properties primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. We expect any potential future increases in rental income to come primarily from increases in realized rent rather than increases in occupancy, although there can be no assurance that we will experience such increases.

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008:

     The Partnership's net income for the three months ended June 30, 2009 was $1,567,000, as compared to $1,679,000 for the same period in 2008, representing a decrease of $112,000 or 6.7%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $121,000 or 7.3% from $1,668,000 for the three months ended June 30, 2008 to $1,547,000 for the three months ended June 30, 2009.

     Rental income for the three months ended June 30, 2009 was $2,464,000, as compared to $2,596,000 for the three months ended June 30, 2008, representing a decrease of $132,000 or 5.1%. The decrease in rental income is attributable to the decreases in the realized rent per square foot and weighted average occupancy levels. Annualized realized rent per square foot decreased 3.3% to $13.87 per occupied square foot for the three months ended June 30, 2009, as compared to $14.34 per occupied square foot for the three months ended June 30, 2008. Weighted average occupancy levels at the self-storage facilities decreased 2.1% to 88.7% for the three months ended June 30, 2009, as compared to 90.6% for the same period in 2008.

     We believe that demand for self-storage space has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. Based upon certain comparative June 30, 2009 key operating metrics for the Partnership's self-storage facilities - a 2.1% decline in square foot occupancy from 89.7% at June 30, 2008 to 87.8% at June 30, 2009, and 5.2% lower in place annual rent per occupied square foot from $16.30 at June 30, 2008 to $15.45 at June 30, 2009, we expect that the revenue decline for the Partnership's facilities for the three months ending September 30, 2009, as compared to the same period in 2008 will approximate 8%. The Partnership's operating strategy will be to continue to focus on maintaining occupancy levels by adjusting rental rates, promotional discounts and marketing activities. It is unclear to us how much the above mentioned factors will impact our revenues beyond the third quarter of 2009.

     Other income was $65,000 for the three months ended June 30, 2009, as compared to $54,000 for the three months ended June 30, 2008, representing an increase of $11,000 or 20.4%. Included in other income are access fees paid by PS Insurance Company - Hawaii, Ltd. ("PSICH"), a corporation owned by PS
(described more fully in Note 5 to the Partnership's June 30, 2009 condensed financial statements), totaling $60,000 and $46,000 for the three months ended June 30, 2009 and 2008, respectively. Other income for the three months ended June 30, 2009 as compared to the same period in 2008 reflects a decline in interest income on cash balances. While the Partnership had higher average cash balances, interest rates were significantly lower in the three months ended June 30, 2009 as compared to the same period in 2008. The Partnership has $1,006,000 in cash on hand at June 30, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

     Cost of operations,  including  management fees paid to an affiliate,  (see
Note 5 to the Partnership's June 30, 2009 condensed financial statements) for the three months ended June 30, 2009 was $801,000 compared to $835,000 for the three months ended June 30, 2008, representing a decrease of $34,000 or 4.1%, as decreases in advertising and promotion, eviction costs, payroll and management fees expenses, were partially offset by higher property tax and utilities expenses.

     Depreciation expense was $116,000 and $93,000 for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $23,000 or 24.7%. The increase in depreciation expense is primarily related to additional capital improvements on the buildings for the Partnership's self-storage facilities.

     Administrative expense was $45,000 and $43,000 for the three months ended June 30, 2009 and 2008, respectively.

     SIX MONTHS  ENDED JUNE 30, 2009 AS  COMPARED  TO SIX MONTHS  ENDED JUNE 30,
     2008:

     The Partnership's net income for the six months ended June 30, 2009 was $3,165,000, as compared to $3,364,000 for the same period in 2008, representing a decrease of $199,000 or 5.9%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $196,000 or 5.9% from $3,304,000 for the six months ended June 30, 2008 to $3,108,000 for the six months ended June 30, 2009.

     Rental income for the six months ended June 30, 2009 was $4,952,000, as compared to $5,139,000 for the six months ended June 30, 2008, representing a decrease of $187,000 or 3.6%. The decrease in rental income is attributable to a 2.1% decrease in the weighted average occupancy levels of 87.8% for the six months ended June 30, 2009, as compared to 89.7% for the same period in 2008. Additionally, realized rent per square foot decreased 1.6% to $14.09 per occupied square foot for the six months ended June 30, 2009, as compared to $14.32 per occupied square foot for the same period in 2008.

     Other income was $129,000 for the six months ended June 30, 2009, as compared to $131,000 for the six months ended June 30, 2008, representing a decrease of $2,000 or 3.6%. Included in other income are access fees paid by PSICH, totaling $120,000 and $92,000 for the six months ended June 30, 2009 and 2008, respectively. Other income for the six months ended June 30, 2009 as compared to the same period in 2008 reflects a decline in interest income on cash balances. While the Partnership had higher average cash balances, interest rates were significantly lower in the six months ended June 30, 2009 as compared to the same period in 2008. The Partnership has $1,006,000 in cash on hand at June 30, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

     Cost of operations,  including  management fees paid to an affiliate,  (see
Note 5 to the Partnership's June 30, 2009 condensed financial statements) for the six months ended June 30, 2009 was $1,633,000 compared to $1,659,000 for the six months ended June 30, 2008, representing a decrease of $26,000 or 1.6%, as decreases in eviction costs, insurance, management fees, repairs and maintenance and payroll expenses, were partially offset by higher property tax and commercial expenses.

     Depreciation expense was $211,000 and $176,000 for the six months ended June 30, 2009 and 2008, respectively, representing an increase of $35,000 or 19.9%. The increase in depreciation expense is primarily related to additional capital improvements on the buildings for the Partnership's self-storage facilities.

     Administrative expense was $72,000 and $71,000 for the six months ended June 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2009, the Partnership had cash of $1,006,000 as compared to total liabilities of $527,000. Cash generated from operations ($3,472,000 for the six months ended June 30, 2009) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $564,000 and $173,000 in the six months ended June 30, 2009 and 2008, respectively. Included in capital improvements for the six months ended June 30, 2009 is $320,000, and included in the aggregate capital improvement budget for the Partnership is $368,000, related to one of the Partnership's facilities in Sacramento, California. Capital improvements are budgeted at $750,000 for the year ending December 31, 2009.

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

DISTRIBUTIONS
-------------

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. During the three months ended June 30, 2009, we paid distributions to the limited and general partners totaling $924,000 ($21.00 per unit) and $321,000, respectively, and $1,188,000
($27.00 per unit) and $412,000, respectively, for the same period in 2008. During the six months ended June 30, 2008, we paid distributions to the limited and general partners totaling $2,156,000 ($49.00 per unit) and $748,000, respectively, and $2,376,000 ($54.00 per unit) and $824,000, respectively, for the same period 2008. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The information set forth under the heading "Legal Proceedings" in Note 6 to the Partnership's June 30, 2009 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS
         ------------

     The risk  factors set forth below update the  corresponding  risk factor in
Part I, "Item 1A. Risk Factors" in the Public Storage Properties V, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factor below, you should carefully consider the other risk factors discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Partnership's business, financial position and results of operations.

THE PARTNERSHIP IS SUBJECT TO GOVERNMENTAL REGULATIONS AND ACTIONS THAT AFFECT ITS OPERATING RESULTS AND FINANCIAL CONDITION.

     The Partnership's business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies. There can be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect the Partnership's operating results and financial condition, such as current federal legislative proposals to expand health care coverage costs or facilitate union activity or otherwise increase operating costs.

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




                                   DATED: August 13, 2009

                                   PUBLIC STORAGE PROPERTIES V, LTD.

                                   BY:  Public Storage
                                        General Partner

                                        BY:   /s/ John Reyes
                                              ------------------------
                                              John Reyes
                                              Senior Vice President and
                                              Chief Financial Officer

Exhibit No.                         Exhibit Index
-----------   --------------------------------------------------------------


31.1          Rule 13a-14(a) Certification. Filed herewith.

31.2          Rule 13a-14(a) Certification.  Filed herewith.

32            Section 1350 Certifications.  Filed herewith.