Form 10-Q
period 2009-09-30
PUBLIC STORAGE PROPERTIES V LTD
filed 2009-11-13
CIK 277925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

Or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to ________________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes	[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]                             Accelerated Filer [  ]                           Non-accelerated Filer [X]    Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes	[X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit.  Number of units outstanding at November 12, 2009:  44,000.

PUBLIC STORAGE PROPERTIES V, LTD.

INDEX

PART I	FINANCIAL INFORMATION (Item 3 not applicable)	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets at September 30, 2009 and December 31, 2009	1

	Condensed Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008	2

	Condensed Statements of Partners’ Equity for the Nine Months Ended September 30, 2009	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	4

	Notes to Condensed Financial Statements	5 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION (Items 2 – 5 not applicable)

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

PUBLIC STORAGE PROPERTIES V, LTD.
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,063,000	$1,002,000
Rent and other receivables	87,000	56,000

Real estate facilities, at cost:
Buildings and equipment	20,100,000	19,410,000
Land	4,484,000	4,484,000
	24,584,000	23,894,000

Less accumulated depreciation	(18,191,000)	(17,867,000)
	6,393,000	6,027,000

Other assets	89,000	110,000

Total assets	$7,632,000	$7,195,000

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued liabilities	$411,000	$238,000
Deferred revenue	196,000	205,000
Total liabilities	607,000	443,000

Commitments and contingencies (Note 6)

Partners’ equity:
Limited partners’ equity, $500 per unit, 44,000 units authorized, issued and outstanding	5,216,000	5,013,000
General partners’ equity	1,809,000	1,739,000

Total partners’ equity	7,025,000	6,752,000

Total liabilities and partners’ equity	$7,632,000	$7,195,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES V, LTD.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:

Rental income	$2,482,000	$2,663,000	$7,434,000	$7,802,000
Other income	110,000	161,000	239,000	292,000

	2,592,000	2,824,000	7,673,000	8,094,000

COSTS AND EXPENSES:

Cost of operations	641,000	621,000	1,979,000	1,974,000
Management fees paid to affiliates	148,000	159,000	443,000	465,000
Depreciation	113,000	107,000	324,000	283,000
Administrative	19,000	17,000	91,000	88,000

	921,000	904,000	2,837,000	2,810,000

NET INCOME	$1,671,000	$1,920,000	$4,836,000	$5,284,000

Limited partners’ share of net income	$1,243,000	$1,461,000	$3,658,000	$3,999,000
General partners’ share of net income	428,000	459,000	1,178,000	1,285,000
	$1,671,000	$1,920,000	$4,836,000	$5,284,000

Limited partners’ share of net income per unit (44,000 units outstanding)	$28.25	$33.20	$83.14	$90.89

See accompanying notes.

PUBLIC STORAGE PROPERTIES V, LTD.
CONDENSED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

	Limited Partners’	General Partners’	Total Partners’ Equity

Balance at December 31, 2008	$5,013,000	$1,739,000	$6,752,000

Net income	3,658,000	1,178,000	4,836,000

Cash distributions	(3,388,000)	(1,175,000)	(4,563,000)

Equity transfer	(67,000)	67,000	-

Balance at September 30, 2009	$5,216,000	$1,809,000	$7,025,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES V, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:

Net income	$4,836,000	$5,284,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	324,000	283,000
(Increase) decrease in rent and other receivables	(31,000)	27,000
Decrease in other assets	21,000	8,000
Increase in accounts payable and accrued liabilities	173,000	215,000
Decrease in deferred revenue	(9,000)	(44,000)
Total adjustments	478,000	489,000

Net cash provided by operating activities	5,314,000	5,773,000

Cash flows from investing activities:

Additions to real estate facilities	(690,000)	(247,000)

Net cash used in investing activities	(690,000)	(247,000)

Cash flows from financing activities:

Distributions paid to partners	(4,563,000)	(4,978,000)

Net cash used in financing activities	(4,563,000)	(4,978,000)

Net increase in cash and cash equivalents	61,000	548,000

Cash and cash equivalents at the beginning of the period	1,002,000	718,000

Cash and cash equivalents at the end of the period	$1,063,000	$1,266,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES V, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of the Business and Basis of Presentation

Public Storage Properties V, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in May 1978.  The Partnership raised $22,000,000 in gross proceeds by selling 44,000 units of limited partnership interests ("Units") in an interstate offering, which commenced in March 1979 and completed in October 1979.  The general partners in the Partnership are Public Storage, formerly Public Storage, Inc., (“PS”) and B. Wayne Hughes (“Hughes”).

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

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on the same basis as our audited annual financial statements and, in our opinion reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited financial statements and notes thereto as of December 31, 2008, are adequate to make the information presented not misleading.

The Partnership has evaluated subsequent events through November 13, 2009, which represents the filing date of this Form 10-Q with the SEC.  As of November 13, 2009, there were no subsequent events which required recognition or disclosure.

2.	Summary of Significant Accounting Policies and Partnership Matters

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

For purposes of financial statement presentation, the Partnership considers all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating in excess of AAA by Standard and Poor’s, or investment grade (rated A1 by Standard and Poor’s) short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, the Partnership believes the carrying values as presented on the condensed balance sheets are reasonable estimates of fair value.

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents as well as rent and other receivables.  Our cash and cash equivalents are invested in investment grade short-term investments and our receivables consist of small individual amounts.  Accordingly, credit risk on these assets as a whole is minimal.

Real Estate Facilities and Evaluation of Asset Impairment:

Real estate facilities are recorded at cost.  Costs associated with the development, construction, renovation and improvement of properties are capitalized.  Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost.  Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.  At September 30, 2009, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

We evaluate our real estate for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and when any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate.  If the real estate’s recoverable amount is less than the related carrying value, then an impairment charge is booked for the excess of carrying value over the real estate’s fair value.  Our evaluations have identified no such impairments at September 30, 2009.

PUBLIC STORAGE PROPERTIES V, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life, is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

Deferred Revenue:

Deferred revenue totaling $196,000 at September 30, 2009 ($205,000 at December 31, 2008), consists of prepaid rents, which are recognized as rental income when earned.

Environmental Cost:

The Partnership’s policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated.  Although there can be no assurance, we are not aware of any environmental contamination at any of our facilities, which, individually or in the aggregate, would be material to our overall business, financial condition or results of operations.

Income Taxes:

Public Storage Properties V, Ltd. is treated as a partnership for federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.  Accordingly, no federal tax expense is recorded by the Partnership.

Recent Accounting Pronouncements and Guidance:

As of November 13, 2009, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2009, that would have a material impact upon reporting the operations or financial position of the Partnership.

Segment Reporting:

The Partnership only has one reportable segment.

3.	Cash Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly.  During the three months ended September 30, 2009, we paid distributions to the limited and general partners totaling $1,232,000 ($28.00 per unit) and $427,000, respectively, as compared to $1,320,000 ($30.00 per unit) and $458,000, respectively, for the same period in 2008.  During the nine months ended September 30, 2009, we paid distributions to the limited and general partners totaling $3,388,000 ($77.00 per unit) and $1,175,000, respectively, as compared to $3,696,000 ($84.00 per unit) and $1,282,000, respectively, for the same period in 2008.  Future distribution rates may be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and other obligations.

4.	Partners’ Equity

PS and Hughes are general partners of the Partnership.  In 1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes.  As such, Hughes continues to act as a general partner of the Partnership but does not directly receive any compensation, distributions or other consideration from the Partnership.

PUBLIC STORAGE PROPERTIES V, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The general partners have a 1% interest in the Partnership.  In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment.  Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds).  During 1987, the limited partners recovered all of their initial investment.  All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners.  Transfers of equity are made periodically to reconcile the partners’ equity accounts to the provisions of the Partnership Agreement.  These transfers have no effect on results of operations or distributions to partners.

   5.  Related Party Transactions

Management Agreements and Shared Expenses with Affiliates

The Partnership has a management agreement (the “Management Agreement”) with PS pursuant to which PS operates the Partnership’s self-storage facilities for a fee equal to 6% of the facilities’ gross revenue (as defined).  The Partnership’s business park is managed by PS Business Parks, L.P. (“PSBP”) pursuant to a management contract, (the “PSBP Management Agreement”).  The PSBP Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.  PSBP, an affiliate of PS operates the Partnership’s business park for a fee equal to 5% of the facility’s gross income.  For the three and nine months ended September 30, 2009, the Partnership paid $148,000 and $443,000, respectively, and $159,000 and $465,000 for the same periods in 2008, respectively, pursuant to these Management Agreements.

The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.  The Partnership’s facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies.  Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities.  As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities.  The total of such expenses, which are included in cost of operations on our accompanying condensed statements of income, amounted to $252,000 and $230,000 for the three months ended September 30, 2009 and 2008, respectively, and $853,000 and $841,000 for the nine months ended September 30, 2009 and 2008, respectively.

Ownership Interest by the General Partners

In addition to the general partnership interests outlined in Note 4, PS owns 14,740 Limited Partnership Units (“Units”), as to which PS has sole voting and dispositive power.

At December 31, 2008, Hughes and members of his family (the “Hughes Family”) owned 4,983 Units.  Hughes owned 4,852 Units, as to which Hughes had sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owned 131 Units as to which Tamara Hughes Gustavson had sole voting and dispositive power.  On January 1, 2009, PS exercised its option to acquire the 131 Units held by Tamara Hughes Gustavson for a cost of approximately $60,000.  At September 30, 2009, Hughes owns 4,852 Units.

In addition, there are 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

PUBLIC STORAGE PROPERTIES V, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

       Captive Insurance Activities with PS

The Partnership has a 1.5% ownership interest in STOR-Re Mutual Insurance Corporation (“STOR-Re”), which was formed in 1994 as an association captive insurance company, and is controlled by PS.  The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the nine months ended September 30, 2009 or 2008.

STOR-Re provides limited property and liability insurance coverage to the Partnership, PS, and affiliates for losses occurring before April 1, 2004.  STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PS (collectively, this entity and STOR-Re are referred to as the “Captive Entities”).  Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported.  Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided.  The methods for making such estimates and for establishing the resulting liability are reviewed quarterly.

Other Activities with PS

PS Insurance Company – Hawaii, Ltd. (“PSICH”) owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership’s and PS’ storage facilities.  PSICH receives the premiums and bears the risks associated with the re-insurance.  The Partnership receives a fee (an “Access Fee”) from PSICH in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.  Included in other income on our accompanying condensed statements of income for these Access Fees are $107,000 and $151,000 for the three months ended September 30, 2009 and 2008, respectively, and $228,000 and $243,000 for the nine months ended September 30, 2009 and 2008, respectively.

A subsidiary of PS sells locks and boxes to the general public and tenants associated with securing their spaces and storing and moving their goods.  The subsidiary of PS receives the revenues and bears the cost of the activities.

   6.  Commitments and Contingencies

Legal Proceedings:

Brinkley v. Public Storage, Inc. (filed April 2005) (Superior Court of California – Los Angeles County)

The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief.  In May 2006, a motion for class certification was filed seeking to certify five subclasses.  Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations.  In October 2006, the Court declined to certify three out of the five subclasses.  The Court did, however, certify subclasses based on alleged meal period and wage statement violations.  Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety.  On June 22, 2007, the Court granted PS’ summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims.  The only surviving claims are those relating to the named plaintiff.  The plaintiff has filed an appeal to the Court’s June 22, 2007 summary judgment ruling.  On October 28, 2008, the Court of Appeals sustained the trial court’s ruling. The plaintiff filed a petition for review with the California Supreme Court, which was granted but further action in this matter was deferred pending consideration and disposition of a related issue in Brinker Restaurant Corp. v. Superior Court which is currently pending before the California Supreme Court.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Partnership’s condensed financial statements and notes thereto.

Forward Looking Statements:  This document contains forward-looking statements within the meaning of the federal securities laws.  All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "would," "should," "may," "estimates" and similar expressions.  These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties V, Ltd.’s (the “Partnership”) actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Properties V, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, among others, the following:

•
general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax laws, including property tax rates and assessments, real estate and zoning laws and regulations, and the impact of natural disasters;

•	risks associated with downturns in the local economies in the markets in which we operate, including risks related to current economic conditions;

•	the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

•
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters, and risks related to the impact of existing and potential new laws and regulations;

•	disruptions or shutdowns of our automated processes and systems or breaches of our data security; and

•	economic uncertainty due to the impact of war or terrorism.

The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time.  Investors should refer to our future reports and other information filed from time to time with the SEC for additional information.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes.  The notes to the Partnership’s September 30, 2009 condensed financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed financial statements and related disclosures.

Management believes the following are the critical accounting policies that have a material impact on the Partnership’s financial presentation.  That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Impairment of Real Estate: Substantially all of our assets consist of real estate.  On a quarterly basis, we evaluate our real estate for impairment.  The evaluation of our real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process.  When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment.  We identified no such impairments at September 30, 2009.  However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired.  Any resulting impairment loss could have a material adverse impact on the Partnership’s financial condition and results of operations.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations.  Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership’s September 30, 2009 condensed financial statements.

Accruals for Operating Expenses: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations.  If these estimates and assumptions are incorrect, our expenses could be misstated.

Overview of Management’s Discussion and Analysis of Operations

The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators.  Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities.  We believe that the increase in competition has had a negative impact to the Partnership’s occupancy levels and rental rates in many markets.  However, we believe that the Partnership’s affiliation with Public Storage (“PS”) provides several distinguishing characteristics that enable the Partnership to compete effectively with other owners and operators.

PS is the largest owner and operator of self-storage facilities in the U.S.  All of the PS facilities in the U.S. are operated under the “Public Storage” brand name, which we believe is the most recognized and established name in the self-storage industry.  Market concentration establishes PS as one of the dominant providers of self-storage space in most markets in which PS operates and enables PS to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most competitors of PS, as well as more substantial, well-placed yellow page advertisements than can many of its competitors.

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

Results of Operations

Three months ended September 30, 2009 as compared to three months ended September 30, 2008:

The Partnership's net income for the three months ended September 30, 2009 was $1,671,000, as compared to $1,920,000 for the same period in 2008, representing a decrease of $249,000 or 13.0%.  Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $196,000 or 11.0% from $1,776,000 for the three months ended September 30, 2008 to $1,580,000 for the three months ended September 30, 2009.

Rental income for the three months ended September 30, 2009 was $2,482,000, as compared to $2,663,000 for the three months ended September 30, 2008, representing a decrease of $181,000 or 6.8%.  The decrease in rental income is attributable to the decreases in the realized rent per square foot and weighted average occupancy levels.  Annualized realized rent per square foot decreased 6.3% to $13.80 per occupied square foot for the three months ended September 30, 2009, as compared to $14.73 per occupied square foot for the three months ended September 30, 2008.  Weighted average occupancy levels at the self-storage facilities decreased 1.3% to 89.0% for the three months ended September 30, 2009, as compared to 90.2% for the same period in 2008.

We believe that demand for self-storage space has been negatively impacted by general economic conditions, the slowdown in housing sales and moving activity, as well as increased competition.  Based upon certain comparative September 30, 2009 key operating metrics for the Partnership’s self-storage facilities including a 1.9% decline in square foot occupancy from 89.9% at September 30, 2008 to 88.2% at September 30, 2009, and 6.1% lower in place annual rent per occupied square foot from $16.06 at September 30, 2008 to $15.08 at September 30, 2009, we expect that the revenue will decline for the Partnership’s facilities for the three months ending December 31, 2009, as compared to the same period in 2008.  The Partnership’s operating strategy will be to continue to focus on maintaining occupancy levels by adjusting rental rates, promotional discounts and marketing activities.  It is unclear to us how much the above mentioned factors will impact our revenues beyond the fourth quarter of 2009.

Other income was $110,000 for the three months ended September 30, 2009, as compared to $161,000 for the three months ended September 30, 2008, representing a decrease of $51,000 or 31.7%.  Included in other income are access fees paid by PS Insurance Company - Hawaii, Ltd. (“PSICH”), a corporation owned by PS (described more fully in Note 5 to the Partnership’s September 30, 2009 condensed financial statements), totaling $107,000 and $151,000 for the three months ended September 30, 2009 and 2008, respectively.  The decline is due to adjustments in timing of the recording of income in 2008 due to changes in accounting estimates.  Interest income on cash balances for the three months ended September 30, 2009 declined as compared to the same period in 2008 due to significant decreases in average interest rates.  The Partnership has $1,063,000 in cash on hand at September 30, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership’s September 30, 2009 condensed financial statements) for the three months ended September 30, 2009 was $789,000 compared to $780,000 for the three months ended September 30, 2008, representing an increase of $9,000 or 1.2%, as increases in media advertising, property tax, utilities and office expenses, were mostly offset by decreases in repairs and maintenance, payroll and  property insurance expenses.

Depreciation expense was $113,000 and $107,000 for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $6,000 or 5.6%.  The increase in depreciation expense is primarily related to additional capital improvements on the buildings for the Partnership’s self-storage facilities.

Administrative expense was $19,000 and $17,000 for the three months ended September 30, 2009 and 2008, respectively.

Nine months ended September 30, 2009 as compared to nine months ended September 30, 2008:

The Partnership's net income for the nine months ended September 30, 2009 was $4,836,000, as compared to $5,284,000 for the same period in 2008, representing a decrease of $448,000 or 8.5%.  Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $392,000 or 7.7% from $5,080,000 for the nine months ended September 30, 2008 to $4,688,000 for the nine months ended September 30, 2009.

Rental income for the nine months ended September 30, 2009 was $7,434,000, as compared to $7,802,000 for the nine months ended September 30, 2008, representing a decrease of $368,000 or 4.7%.  The decrease in rental income is attributable to a decrease of 3.3% realized rent per square foot to $13.99 per occupied square foot for the nine months ended September 30, 2009, as compared to $14.46 per occupied square foot for the same period in 2008. Additionally, the weighted average occupancy levels decreased 1.9% to 88.2% for the nine months ended September 30, 2009, as compared to 89.9% for the same period in 2008.

Other income was $239,000 for the nine months ended September 30, 2009, as compared to $292,000 for the nine months ended September 30, 2008, representing a decrease of $53,000 or 18.2%.  Included in other income are access fees paid by PSICH, totaling $228,000 and $243,000 for the nine months ended September 30, 2009 and 2008, respectively.  Interest income on cash balances for the nine months ended September 30, 2009 declined as compared to the same period in 2008 due to significantly lower interest rates.

Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership’s September 30, 2009 condensed financial statements) for the nine months ended September 30, 2009 was $2,422,000 compared to $2,439,000 for the nine months ended September 30, 2008, representing a decrease of $17,000 or 0.7%, as decreases in and maintenance, payroll and property insurance expenses, were mostly offset by higher media advertising, property tax and utilities expenses.

Depreciation expense was $324,000 and $283,000 for the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $41,000 or 14.5%.  The increase in depreciation expense is primarily related to additional capital improvements on the buildings for the Partnership’s self-storage facilities.

Administrative expense was $91,000 and $88,000 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash of $1,063,000 as compared to total liabilities of $607,000.  Cash generated from operations ($5,314,000 for the nine months ended September 30, 2009) has been sufficient to meet all current obligations of the Partnership.  Capital improvements totaled $690,000 and $247,000 in the nine months ended September 30, 2009 and 2008, respectively.  Included in capital improvements for the nine months ended September 30, 2009 is $332,000, and included in the aggregate capital improvement budget for the Partnership is $368,000, related to one of the Partnership’s facilities in Sacramento, California.  Capital improvements are budgeted at $750,000 for the year ending December 31, 2009.

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

Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly.  During the three months ended September 30, 2009, we paid distributions to the limited and general partners totaling $1,232,000 ($28.00 per unit) and $427,000, respectively, and $1,320,000 ($30.00 per unit) and $458,000, respectively, for the same period in 2008.  During the nine months ended September 30, 2008, we paid distributions to the limited and general partners totaling $3,388,000 ($77.00 per unit) and $1,175,000, respectively, and $3,696,000 ($84.00 per unit) and $1,282,000, respectively, for the same period 2008.  Future distribution rates will be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other necessary obligations.

Item 4.    Controls and Procedures

Public Storage, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports PS files and submits under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership’s management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

As of the end of the fiscal quarter covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership’s management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, Public Storage’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 6 to the Partnership’s September 30, 2009 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A. Risk Factors

The risk factors set forth below update the corresponding risk factor in Part I, “Item 1A. Risk Factors” in the Public Storage Properties V, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008.  In addition to the risk factor below, you should carefully consider the other risk factors discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Partnership’s business, financial position and results of operations.

The Partnership is subject to governmental regulations and actions that affect its operating results and financial condition.

The Partnership’s business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies.  There can be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect the Partnership’s operating results and financial condition, such as current federal legislative proposals to expand health care coverage costs or facilitate union activity or otherwise increase operating costs.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the attached Exhibit Index, and are filed herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2009

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