Form 10-Q
period 2010-03-31
PUBLIC STORAGE PROPERTIES V LTD
filed 2010-05-12
CIK 277925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to ________________________

Commission File Number: 0-9208

PUBLIC STORAGE PROPERTIES V, LTD.
(Exact name of registrant as specified in its charter)

California	95-3292068
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

R	egistrant’s telephone number, including area code: (818) 244-8080.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [X]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes	[X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests with a par value of $500.00 per unit.  Number of units outstanding at May 12, 2010:  44,000.

PUBLIC STORAGE PROPERTIES V, LTD.

INDEX

PART I	FINANCIAL INFORMATION (Item 3 is not applicable)	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets at March 31, 2010 and December 31, 2009	1

	Condensed Statements of Income for the Three Months Ended March 31, 2010 and 2009	2

	Condensed Statements of Partners’ Equity for the Three Months Ended March 31, 2010	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	4

	Notes to Condensed Financial Statements	5 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 14

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION (Items 2 – 5 are not applicable)

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 6.	Exhibits	16

PUBLIC STORAGE PROPERTIES V, LTD.
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$604,000	$592,000
Rent and other receivables	60,000	61,000

Real estate facilities, at cost:
Buildings and equipment	20,197,000	20,183,000
Land	4,484,000	4,484,000
	24,681,000	24,667,000
Less accumulated depreciation	(18,421,000)	(18,306,000)
	6,260,000	6,361,000

Other assets	83,000	80,000

Total assets	$7,007,000	$7,094,000

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued liabilities	$356,000	$228,000
Due to affiliate	-	228,000
Deferred revenue	205,000	215,000
Total liabilities	561,000	671,000

Commitments and contingencies (Note 6)

Partners’ equity:
Limited partners’ equity, $500 per unit, 44,000 units authorized, issued and outstanding	4,786,000	4,769,000
General partners’ equity	1,660,000	1,654,000

Total partners’ equity	6,446,000	6,423,000

Total liabilities and partners’ equity	$7,007,000	$7,094,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES V, LTD.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
REVENUES:

Rental income	$2,392,000	$2,488,000
Other income	80,000	64,000

	2,472,000	2,552,000

COSTS AND EXPENSES:

Cost of operations	670,000	684,000
Management fees paid to affiliate	143,000	148,000
Depreciation	115,000	95,000
Administrative	40,000	27,000

	968,000	954,000

NET INCOME	$1,504,000	$1,598,000

Limited partners’ share of net income	$1,123,000	$1,171,000
General partners’ share of net income	381,000	427,000
	$1,504,000	$1,598,000

Limited partners’ share of net income per unit (44,000 units outstanding)	$25.52	$26.61

See accompanying notes.

PUBLIC STORAGE PROPERTIES V, LTD.
CONDENSED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

	Limited Partners’	General Partners’	Total Partners’ Equity

Balance at December 31, 2009	$4,769,000	$1,654,000	$6,423,000

Net income	1,123,000	381,000	1,504,000

Cash distributions	(1,100,000)	(381,000)	(1,481,000)

Equity transfer	(6,000)	6,000	-

Balance at March 31, 2010	$4,786,000	$1,660,000	$6,446,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES V, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:

Net income	$1,504,000	$1,598,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	115,000	95,000
Decrease in rent and other receivables	1,000	2,000
(Increase) decrease in other assets	(3,000)	3,000
Increase in accounts payable and accrued liabilities	128,000	150,000
Decrease in due to affiliate	(228,000)	-
(Decrease) increase in deferred revenue	(10,000)	11,000
Total adjustments	3,000	261,000

Net cash provided by operating activities	1,507,000	1,859,000

Cash flows from investing activities:

Additions to real estate facilities	(14,000)	(251,000)

Net cash used in investing activities	(14,000)	(251,000)

Cash flows from financing activities:

Distributions paid to partners	(1,481,000)	(1,659,000)

Net cash used in financing activities	(1,481,000)	(1,659,000)

Net increase (decrease) in cash and cash equivalents	12,000	(51,000)

Cash and cash equivalents at the beginning of the period	592,000	1,002,000

Cash and cash equivalents at the end of the period	$604,000	$951,000

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

The Partnership was formed to engage in the business of developing and operating self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  The Partnership owns 14 operating facilities located in three states.  A portion of one of the operating facilities was developed as a business park and is operated, pursuant to a management agreement, by PS Business Parks, L.P. (see Note 5).

2.	Summary of Significant Accounting Policies and Partnership Matters

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to seasonality and other factors.  The accompanying unaudited condensed financial statements should be read together with the financial statements and related notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates:

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes.  Actual results could differ from those estimates.

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

PUBLIC STORAGE PROPERTIES V, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, accrued and other liabilities, and due to affiliates, we believe the carrying values as presented on the condensed balance sheets are reasonable estimates of fair value.

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

Real Estate Facilities and Evaluation of Asset Impairment:

Real estate facilities are recorded at cost.  Costs associated with the acquisition, development, construction, renovation and improvement of properties are capitalized.  Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost.  Expenditures for repairs and maintenance are expensed when incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which generally range from 5 to 25 years.  At March 31, 2010, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

We evaluate our real estate for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of the real estate is in excess of the future estimated undiscounted cash flows attributable to the real estate.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is recorded for the excess of carrying value over the real estate’s estimated fair value.  Any real estate facility which we expect to sell or otherwise dispose of prior to its estimated useful life is stated at the lower of its estimated net realizable value (estimated fair value less cost to sell) or its carrying value.  No impairment was identified from our evaluations in any periods presented in the accompanying condensed financial statements.

Revenue and Expense Recognition:

Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned.  Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Interest income is recognized as earned.

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

Deferred Revenue:

Deferred revenue totaling $205,000 at March 31, 2010 ($215,000 at December 31, 2009), consists of prepaid rents, which are recognized as rental income when earned.

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

Recent Accounting Pronouncements and Guidance:

As of May 12, 2010, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to March 31, 2010, that would have a material impact upon reporting the operations or financial position of the Partnership.

Segment Reporting:

The Partnership only has one reportable segment.

3.	Cash Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly.  During the three months ended March 31, 2010, we paid distributions to the limited and general partners totaling $1,100,000 ($25.00 per unit) and $381,000, respectively, as compared to $1,232,000 ($28.00 per unit) and $427,000, respectively, for the same period in 2009.  Future distribution rates may be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other obligations.

4.	Partners’ Equity

PS and Hughes are general partners of the Partnership.  In 1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes.  As such, Mr. Hughes continues to act as a general partner but receives no direct compensation, or other consideration from the Partnership.

PUBLIC STORAGE PROPERTIES V, LTD
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

Management Agreements and Shared Expenses with Affiliates

The Partnership has a management agreement (the “Management Agreement”) with PS pursuant to which PS operates the Partnership’s self-storage facilities for a fee equal to 6% of the facilities’ gross revenue (as defined).  The Partnership’s business park is managed by PS Business Parks, L.P. (“PSBP”) pursuant to a management contract, (the “PSBP Management Agreement”).  The PSBP Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.  PSBP, an affiliate of PS operates the Partnership’s business park for a fee equal to 5% of the facility’s gross income.  For the three months ended March 31, 2010 and 2009, the Partnership paid $143,000 and $148,000, respectively, pursuant to these Management Agreements.

The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

The Partnership’s facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies.  Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities.  As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities.  The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $295,000 and $303,000 for the three months ended March 31, 2010 and 2009, respectively.

Ownership of Limited Partnership Interest by the General Partners

PS owns 14,740 Limited Partnership Units (“Units”), as to which PS has sole voting and dispositive power.

At December 31, 2008, Hughes and members of his family (the “Hughes Family”) owned 4,983 Units.  Hughes owned 4,852 Units, as to which Hughes had sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owned 131 Units as to which Tamara Hughes Gustavson had sole voting and dispositive power.  On January 1, 2009, PS exercised its option to acquire these 131 Units held by Tamara Hughes Gustavson for a cost of approximately $60,000.  At March 31, 2010, Hughes owns 4,852 Units.

In addition, there are 7,415 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

PUBLIC STORAGE PROPERTIES V, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Captive Insurance Activities with PS

The Partnership has a 1.5% ownership interest in STOR-Re Mutual Insurance Corporation (“STOR-Re”), which was formed in 1994 as an association captive insurance company, and is controlled by PS.  The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the three months ended March 31, 2010 or 2009.

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

Other Activities with PS

PS Insurance Company – Hawaii, Ltd. (“PSICH”), is a corporation owned by PS that reinsures policies against losses to goods stored by tenants in the Partnership’s and PS’ storage facilities.  PSICH receives the premiums and bears the risks associated with the re-insurance.  The Partnership receives a fee (an “Access Fee”) from PSICH in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.  Included in other income on our accompanying condensed statements of income for these Access Fees are $78,000 and $60,000 for the three months ended March 31, 2010 and 2009, respectively.

A subsidiary of PS sells locks and boxes to the general public and tenants to be used in securing their spaces and moving their goods.  The subsidiary of PS receives the revenues and bears the cost of the activities.

Due from Affiliates

As of December 31, 2009, the Partnership had $228,000 in amounts due to affiliate.  This amount arose in December 2009 from the timing of the settlement of shared costs and was paid in January 2010.

6.	Commitments and Contingencies

Legal Matters:

Brinkley v. Public Storage, Inc. (filed April 2005) (Superior Court of California – Los Angeles County)

The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws.  Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations.  The Court certified subclasses based only on alleged meal period and wage statement violations.  In June 2007, the Court granted PS’ summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims.  Plaintiff appealed.  The Court of Appeals sustained the dismissal.  The California Supreme Court granted review but deferred the matter pending disposition of a related issue in another case.  This litigation involves the Partnership’s properties as well as those of Public Storage.  If there were a loss incurred in this case, the Partners would have to pay their pro-rata share of the loss in accordance with the Management Agreement.

PUBLIC STORAGE PROPERTIES V, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Other Items

PS and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above.  We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the Partnership’s operations or financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Partnership’s condensed financial statements and notes thereto.

Forward Looking Statements:  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "would," "should," "may," "estimates" and similar expressions.  These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties V, Ltd.’s (the “Partnership”) actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Properties V, Ltd. Annual Report on Form 10-K for the year ended December 31, 2009 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, among others, the following:

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes.  The notes to the Partnership’s March 31, 2010 condensed financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed financial statements and related disclosures.

Management believes the following are critical accounting policies the application of which has  a material impact on the Partnership’s financial presentation.  That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Notes 5 and 6 to the Partnership’s March 31, 2010 condensed financial statements.

Accruals for Operating Expenses:  We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations.  If these estimates and assumptions are incorrect, our expenses could be misstated.

Overview of Management’s Discussion and Analysis of Operations

The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators.  Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities.  We believe that the increase in competition has had a negative impact on the Partnership’s occupancy levels and rental rates in many markets.  However, we believe that the Partnership’s affiliation with Public Storage (“PS”) provides several competitive advantages, such as economies of scale in marketing and operations, which enable the Partnership to compete effectively with other owners and operators.

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

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, we have experienced downward pressure on occupancy levels, rental rates, and revenues in our self-storage facilities have declined on a year-over year basis since the first quarter of 2009.

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

Results of Operations

Operating Results for the Three Months ended March 31, 2010 and 2009:

The Partnership's net income for the three months ended March 31, 2010 was $1,504,000, as compared to $1,598,000 for the same period in 2009, representing a decrease of $94,000 or 5.9%.  This decrease was due primarily to a $96,000 reduction in rental income described below.

Rental income for the three months ended March 31, 2010 was $2,392,000, as compared to $2,488,000 for the same period in 2009, representing a decrease of $96,000 or 3.9%.  The decrease in rental income was primarily a result of the decrease in the realized rent per square foot offset by an increase in weighted average occupancy levels.  Annualized realized rent for the three months ended March 31, 2010 decreased to $13.43 per occupied square foot as compared to $14.31 per occupied square foot for the same period in 2009.  Weighted average occupancy levels at the self-storage facilities increased to 88.2% for the three months ended March 31, 2010, as compared to 86.9% for the same period in 2009.

Based upon our evaluation of certain comparative key operating metrics as of March 31, 2010, including a 3.6% lower in place annual rent per occupied square foot from $15.20 at March 31, 2009 to $14.65 at March 31, 2010, partially offset by a 0.9% increase in square foot occupancy from 87.5% at March 31, 2009 to 88.3% at March 31, 2010, we believe that revenue for the three months ending June 30, 2010 will decline as compared to the same period in 2009.  In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.  The Partnership’s operating strategy will be to continue to focus on maintaining high occupancy levels by adjusting rental rates, promotional discounts and marketing activities.  It is unclear to us how much the above mentioned factors will impact our revenues beyond the second quarter of 2010.

Other income was $80,000 for the three months ended March 31, 2010, as compared to $64,000 for the same period in 2009, representing an increase of $16,000 or 25.0%.  Included in other income are access fees paid by PS Insurance Company - Hawaii, Ltd. (“PSICH,”) a corporation owned by PS (described more fully in Note 5 to the Partnership’s March 31, 2010 condensed financial statements), totaling $78,000 and $60,000 for the three months ended March 31, 2010 and 2009, respectively.  The Partnership has $604,000 in cash at March 31, 2010 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership’s March 31, 2010 condensed financial statements) for the three months ended March 31, 2010 was $813,000 as compared to $832,000 for the same period in 2009, representing a decrease of $19,000 or 2.3%, as decreases in advertising and promotion, management fees and commercial expenses were mostly offset by increases in property taxes, professional fees and office expenses.

Depreciation expense was $115,000 and $95,000 for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $20,000 or 21.1%.  The increase in depreciation expense is primarily related to additional capital improvements.

Administrative expense was $40,000 and $27,000 for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $13,000 or 48.1%.  This increase is attributable to the timing of incurrence of tax return preparation fees.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash of $604,000 as compared to total liabilities of $561,000.  Cash generated from operations ($1,507,000 for the three months ended March 31, 2010) has been sufficient to meet all current obligations of the Partnership.  Capital improvements totaled $14,000 and $251,000 for the three month ended March 31, 2010 and 2009, respectively.  Capital improvements are budgeted at $230,000 for the year ending December 31, 2010.

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

Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly.  During the three months ended March 31, 2010, we paid distributions to the limited and general partners totaling $1,100,000 ($25.00 per unit) and $381,000, respectively, and $1,232,000 ($28.00 per unit) and $427,000, respectively, for the same period in 2009.  Future distribution rates will be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other necessary obligations.

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

Under the supervision and with the participation of the Partnership’s management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, Public Storage evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report.  Based on that evaluation, Public Storage’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under the heading “Legal Matters” in Note 6 to the Partnership’s March 31, 2010 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A. Risk Factors

As of March 31, 2010, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage Properties V, Ltd. Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 12, 2010

PUBLIC STORAGE PROPERTIES V, LTD.

BY:         Public Storage
    General Partner

    BY:   /s/ John Reyes
 John Reyes
 Senior Vice President and
 Chief Financial Officer

Exhibit No.	Exhibit Index
31.1	Rule 13a-14(a) Certification. Filed herewith.
31.2	Rule 13a-14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.